Form 10QSB
period 1999-06-30
HIGHWAY ONE OWEB INC
filed 1999-11-02
CIK 1084263

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to____________

                        Commission File No. 0-26695

                           HIGHWAY ONE-OWEB, INC.
                           ----------------------
              (Name of Small Business Issuer in its Charter)

          UTAH                                87-0636107
          ----                                ----------
(State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
incorporation or organization)

                              430 Fourth Street
                              Ogden, Utah 84404
                              -----------------
                 (Address of Principal Executive offices)

                 Issuer's Telephone Number: (801) 392-6056

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No                (2) Yes       No X
        ---   ---                    ---      ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.



                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              June 30, 1999

                                 2,348,000

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                     HIGHWAY ONE-OWEB, INC.
                 (A Development Stage Company)
                        Balance Sheet
                         (Unaudited)


                             ASSETS

                                                             June 30,
                                                              1999

CURRENT ASSETS

 Cash                                                $             34,678

  Total Current Assets                                             34,678

  TOTAL ASSETS                                       $             34,678


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                    $              1,299

  Total Current Liabilities                                         1,299

  TOTAL LIABILITIES                                                 1,299

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of $0.001
  par value, 2,348,000 shares issued and outstanding                 2,348
 Additional paid-in capital                                        37,452
 Deficit accumulated during the development stage                  (6,421  )

  Total Stockholders' Equity                                       33,379

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $             34,678

                     HIGHWAY ONE-OWEB, INC.
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)


                                                              From
                                                           Inception on
                                                             March 17,
                                                            1999 Through
                                                             June 30,
                                                              1999

REVENUES                                             $             -

EXPENSES

 General and administrative                                         6,421

  Total Expenses                                                    6,421

NET LOSS                                             $             (6,421  )

BASIC LOSS PER SHARE                                                (0.00  )

                     HIGHWAY ONE-OWEB, INC.
                 (A Development Stage Company)
               Statement of Stockholders' Equity
                          (Unaudited)

                                                                       Deficit
                                                                   Accumulated
                                                  Additional        During the
                               Common Stock       Paid-In          Development
                           Shares      Amount     Capital                Stage


Balance at inception on
 March 17, 1999               -        $   -      $    -           $    -

Issuance of common stock
for cash at $0.0025 per
share                      2,000,000     2,000      3,000               -

Issuance of common stock
for cash at $0.10 per
share                        348,000       348     34,452               -

Net loss from inception on
 March 17, 1999 through
 June 30, 1999                -            -           -             (6,421)

Balance, June 30, 1999     2,348,000   $ 2,348    $37,452          $ (6,421)

                     HIGHWAY ONE-OWEB, INC.
                 (A Development Stage Company)
                    Statement of Cash Flows
                          (Unaudited)

                                                              From
                                                           Inception on
                                                             March 17,
                                                           1999 Through
                                                             June 30,
                                                              1999

CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                                          $             (6,421)
 Changes in assets and liabilities:
  Increase (decrease) in accounts payable                           1,299

  Net Cash (Used) by Operating Activities                          (5,122)

CASH FLOWS FROM INVESTING ACTIVITIES                               -

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                                      39,800

  Net Cash Provided by Financing Activities                        39,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               34,678

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   -

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $             34,678

CASH PAID FOR:

 Interest                                            $             -
 Income taxes                                        $             -

                     HIGHWAY ONE-OWEB, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                         June 30, 1999


NOTE  - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1999 audited financial statements. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the event that the Company needs additional cash for operational expenses, the Company will seek additional debt financing from its controlling shareholder. The shareholder has committed to provide these considerations for a term of at least twelve (12) months from the date of these financial statements or until the Company establishes an active business operation.

Item 2.   Management's Discussion and Analysis or Plan of operation.

Plan of Operation.

          The Company has not yet commenced material operations. During the next six months, the Company plans to acquire a server with approximately 31 gigabytes of memory, which will be sufficient for its planned web site design and web site hosting services. The anticipated cost of this server will be approximately $3,500. The Company's President, Pete Chandler, owns two personal computers, which the Company will use rent-free.

          The Company plans to begin advertising its services during the quarterly period beginning January 1, 2000. During the next 12 months, management expects to spend approximately $7,500 to $12,000 in advertising expenses. Planned methods of advertising include telephone solicitation of businesses, mailings, placement of "banner" advertisements on internet web sites, and a small amount of print advertising in northern Utah. Management believes that its current cash on hand will be sufficient to meet its advertising needs during the next 12 months. See the heading "Liquidity" of this caption.

           In addition to its web page design and hosting services, the Company plans to expand its operations by acquiring, joint venturing or merging with other internet service providers in exchange for the issuance of shares of its common stock. As of the date of this Report, the Company has not entered into any agreements in this regard, and there can be no assurance that it will be successful in entering into a transaction with any such entity.

Results of Operations.

          During the quarterly period ended June 30, 1999, the Company received no revenues. Total expenses during the period from inception on March 17, 1999 through June 30, 1999, were $6,421; the Company has incurred a net loss of ($6,421) during the period from inception on March 17, 1999, through June 30, 1999.

Liquidity.

          At June 30, 1999, the Company had total current assets of $34,678 and total liabilities of $1299. Management believes that its cash on hand will be sufficient to allow it to begin its operations.

Year 2000.

          The Company intends to purchase a computer using a Pentium III microchip, to be used for development and hosting of its clients web sites. Management believes that its computer system will be able to properly reflect the change of year to the year 2000.

          The Company can give no assurance that third parties with whom it intends to do business will ensure Year 2000 compliance in a timely manner or that, if they do not, their computer systems will not have an adverse effect on the Company. However, the Company does not believe that Year 2000 compliance issues of such third parties will result in a material adverse effect on its financial condition or results of operations.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Financial Data Schedule.

          (b) Reports on Form 8-K.

          None.

                                SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HIGHWAY ONE-OWEB, INC.


Date: 11-2-99                           By: /s/ Pete Chandler
     ----------                            --------------------
                                           Pete Chandler
                                           Director and President