Form 10QSB
period 1999-09-30
HIGHWAY ONE OWEB INC
filed 1999-11-02
CIK 1084263

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                              September 30, 1999

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

                    HIGHWAY ONE-OWEB, INC.
                (A Development Stage Company)
                        Balance Sheet
                         (Unaudited)


                             ASSETS

                                                            September 30,
                                                              1999

CURRENT ASSETS

 Cash                                                $             28,677

  Total Current Assets                                             28,677

  TOTAL ASSETS                                       $             28,677


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                    $                414

  Total Current Liabilities                                           414

  TOTAL LIABILITIES                                                   414

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of $0.001
  par value, 2,348,000 shares issued and outstanding                 2,348
 Additional paid-in capital                                        37,452
 Deficit accumulated during the development stage                 (11,537  )

  Total Stockholders' Equity                                       28,263

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $             28,677

                     HIGHWAY ONE-OWEB, INC.
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)


                                                              From
                                                           Inception on
                                                             March 17,
                                                            1999 Through
                                                            September 30,
                                                              1999

REVENUES                                             $             -

EXPENSES

 General and administrative                                        11,537

  Total Expenses                                                   11,537

NET LOSS                                             $            (11,537  )

BASIC LOSS PER SHARE                                                (0.00  )

                     HIGHWAY ONE-OWEB, INC.
                 (A Development Stage Company)
               Statement of Stockholders' Equity
                          (Unaudited)

                                                                   Deficit
                                                                   Accumulated
                                                   Additional      During the
                          Common Stock             Paid-In         Development
                        Shares      Amount         Capital         Stage

Balance at inception on
 March 17, 1999            -        $   -          $    -          $   -

Issuance of common
stock for cash at
$0.0025 per share       2,000,000     2,000          3,000             -

Issuance of common
stock for cash at
$0.10 per share           348,000       348         34,452             -

Net loss from inception
on March 17, 1999 through
September 30, 1999         -            -               -           (11,537)

Balance, September 30,
1999                    2,348,000   $ 2,348        $37,452         $(11,537)

                     HIGHWAY ONE-OWEB, INC.
                 (A Development Stage Company)
                    Statement of Cash Flows
                          (Unaudited)

                                                              From
                                                           Inception on
                                                             March 17,
                                                            1999 Through
                                                            September 30,
                                                              1999

CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                                          $            (11,537)
 Changes in assets and liabilities:
  Increase (decrease) in accounts payable                             414

  Net Cash (Used) by Operating Activities                         (11,123)

CASH FLOWS FROM INVESTING ACTIVITIES                               -

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                                      39,800

  Net Cash Provided by Financing Activities                        39,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               28,677

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   -

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $             28,677

CASH PAID FOR:

 Interest                                            $             -
 Income taxes                                        $             -

                     HIGHWAY ONE-OWEB, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                       September 30, 1999


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments)necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 1999 audited financial statements. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

Results of Operations.

          During the quarterly period ended September 30, 1999, the Company received no revenues. Total expenses during the period from inception on March 17, 1999 through September 30, 1999, were $11,537; the Company has incurred a net loss of ($11,537) during that period.

Liquidity.

          At September 30, 1999, the Company had total current assets of $28,677 and total liabilities of $414. Management believes that its cash on hand of $28,677 will be sufficient to allow it to begin its operations.

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