Form 10KSB
period 1999-12-31
HIGHWAY ONE OWEB INC
filed 2000-04-11
CIK 1084263

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

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


                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   $0.001 par
value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 1999 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1999 - $348. There are approximately 348,000 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

          (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                        Not Applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date

                         April 7, 2000

                           2,348,000


              DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Organization, Charter Amendments and General History
          ----------------------------------------------------

          Highway One-OWEB, Inc., a Utah corporation (the "Company"), was organized under the laws of the State of Utah on March 17, 1999. Copies of the Company's Articles of Incorporation and Bylaws were attached as exhibits to the its Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on July 13, 1999. See Item 13 of this Report.

          General History
          ---------------

          Following the Company's organization, it conducted an offering of a minimum of 300,000 shares and a maximum of 1,000,000 shares of common stock at a price of $0.10 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission and applicable state laws, rules and regulations. The offering was subsequently closed, with the Company having received gross proceeds of $34,800. None of the shares sold under this offering can be resold unless they are registered under the Securities Act of 1933, as amended (the "1933 Act") or unless an exemption from registration exists.

          Changes of Control
          ------------------

          At its inception, the Company issued 2,000,000 "unregistered" and "restricted" shares of common stock to Pete Chandler, its sole director and executive officer. There have been no changes in control of the Company since its inception.

          Sales of "Unregistered" and "Restricted" Securities Over the Past Three Years
-----------

          For information concerning sales of "unregistered" and "restricted" securities during the past three years, see the caption "Recent Sales of Unregistered Securities."

Business.
---------

          The Company was organized to develop and market internet web page design and maintenance for companies that have not previously used the internet to market their goods and services.

          Risk Factors
          ------------

EARLY STAGE OF DEVELOPMENT

          The Company was formed in March, 1999, and is at a very early stage of development. It is subject to all of the risks inherent in any new business. These risks include:

               the need for substantial capital to support its development efforts;

               the need to attract and retain qualified personnel and experienced management;

               losses associated with start-up; and

               competition.

LOSSES ASSOCIATED WITH START-UP

          The Company was formed recently and has no operating history. The purchase of the necessary computer and office equipment and software requires large up-front expenditures and working capital during the initial start-up period. The Company expects that its initial expenses will result in losses early in its development. It can not guarantee that it will become profitable after it completes its initial purchases. See "Management's Discussion and Analysis or Plan of Operation."

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND MARGINS; SEASONALITY OF
BUSINESS

           The Company's operating results are likely to fluctuate in the future as a result of a variety of factors, many of which will be outside the Company's control. Most of these matters will not apply to the Company until it has begun operations and has achieved a preliminary level of success in its operations, as to which there can be no assurance. Some of these factors may include material reduction or cancellation of any major projects or the loss of any major client that the Company may attract; the amount and timing of the receipt of any new business; timing of hiring or loss of any personnel; the amount and timing of the opening or closing of any office; the amount and the relative mix of any high-margin creative or strategy consulting projects as compared to lower margin projects; capital expenditures and other costs relating to any expansion of operations; the level of demand for web site development; the ability to maintain adequate staffing to service clients effectively; the cost of advertising and related media; the amount and timing of expenditures by clients for professional services; the introduction of new products or services by competitors; pricing changes in the industry; relative mix of any lower cost full-time employees versus higher cost independent contractors; technical difficulties with respect to the use of the internet; economic conditions specific to internet technology usage; government regulation and legal developments regarding the use of the internet; and general economic conditions. The Company may also experience seasonality in its business, resulting in diminished revenues as a consequence of decreased demand for professional services during summer and year-end vacation and holiday periods. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below expectations. In such an event, any future trading price of the Company's common stock would likely be materially and adversely affected.

EVOLVING BUSINESS MODEL

          The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as internet solutions and services. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks the Company must, among other things, develop strong business development and management activities, develop the strength and quality of its operations, maximize the value delivered to clients by the Company's internet solutions, enhance any brands that the Company may develop, respond to competitive developments and attract, retain and motivate qualified employees, to the extent that the Company may be required to hire additional staff.
There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks; the failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

RISKS RELATED TO FUTURE ACQUISITIONS, IF ANY

          A key component of the Company's growth strategy is expected to be the acquisition of firms that meet the Company's goals for strategic growth. The successful implementation of this strategy will depend on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets may also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reporting operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel. Lack of client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly underperform relative to the Company's expectations. For all of these reasons, the Company's pursuit of an overall acquisition strategy or any individual pending or future acquisition may have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Management expects that, for the foreseeable future, shares of the Company's common stock will be the sole consideration for any such acquisition. As the Company issues stock to complete any future acquisition, existing shareholders will experience ownership dilution.

RISKS ASSOCIATED WITH FAILURE TO MANAGE GROWTH, IF ANY

          At present, the Company's sole employee is its President, Pete Chandler. The Company can provide no assurance that its start-up operations will be successful or that it will be able to expand such operations to the extent that additional employees would be necessary. Any expansion of the Company's operations would place a significant strain on its limited personnel, management and other resources. Depending on the success of its planned operations, the Company may be required to attract, train, motivate and manage new employees successfully and to develop operational, management and information systems and controls. There can be no assurance that the Company's systems, procedures or controls will be adequate to support its planned operations or that its management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. The failure to effectively manage its planned operations and any future growth could have a material adverse effect on the Company's business, financial condition, results of operation and prospects.

THE COMPANY IS ENTERING A HIGHLY COMPETITIVE INDUSTRY WITH LOW BARRIERS TO
ENTRY

          The market for internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's potential future competitors can be divided into several groups: computer hardware and service vendors such as IBM and Hewlett Packard; local, regional and national advertising and media agencies; internet integrators and web presence providers such as Agency.com and iXL Holdings; information consulting service providers such as Anderson Consulting, Cambridge Technology Partners and Electronic Data Systems Corporation, as well as local and regional service providers; telecommunications companies such as AT&T and MCI; national internet and online service providers such as America Online, Netcom Online, and UUNet Technologies, as well as local and regional service providers; and software vendors such as Microsoft, Netscape, Novell and Oracle. Virtually all of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relation sources than the Company and could decide at any time to increase their resource commitments to the Company's target market.
In addition, the market for web site development is relatively new and subject to continuing definition, and, as a result, better positions the Company's competitors to compete in this market as it matures. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Competition of the type described above could materially adversely affect the Company's business, results of operations, financial conditions and prospects.

          In addition, the Company's ability to maintain future client relationships and generate new clients will depend to a significant degree on the quality of its services and its reputation among its clients and potential clients, compared with the quality of its services provided by, and the reputations of, the Company's competitors. To the extent the Company loses clients to its competitors because of dissatisfaction with the Company's services or its reputation is adversely affected for any other reason, the Company's business, result of operations, financial conditions and prospects will be materially adversely affected.

          There are relatively low barriers to entry into the Company's business. Because firms such as the Company rely on the skill of their personnel and the quality of their client service, they have no patented technology that would preclude or inhibit competitors from entering their markets. The Company is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

DEVELOPING INTERNET ECONOMY, MARKET FOR E-COMMERCE SOLUTIONS; UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES

          A substantial portion of the Company's revenue is expected to be derived from service that depend upon the adoption of internet solutions by companies to improve their business positioning and processes, and the continued development of the World Wide Web, the internet and e-commerce.
The internet may not prove to be a viable commercial marketplace because of inadequate development of necessary infrastructure, lack of development of complementary products, implementation of competing technology, delays in the development or adoption of new standards and protocols required to handle increased levels of internet activity, government regulation, or other reasons. The internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. There can be no assurance that the internet infrastructure will continue to be able to support the demands placed on it by this continuous growth. Moreover, critical issues concerning the use of internet and e-commerce solutions (including security, reliability, cost ease of deployment and administration and quality of service) remain unresolved and may affect the growth of the use of such technologies to maintain, manage and operate a business, expand product marketing, improve corporate communications and increase business efficiencies. The adoption of internet solutions for these purposes, particularly by those individuals and enterprises that have historically relied on traditional means, can be capital intensive and generally requires the acceptance of a new way of conducting business and exchanging information If critical issues concerning the ability of internet solutions to improve business positioning and processes are not resolved or if the infrastructure is not developed, the Company's business, financial condition, results of operations and prospects will be materially adversely affected.

POTENTIAL CONFLICTS OF INTEREST

          Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. The Company will likely be able to pursue potential advertising and other opportunities because such opportunities will require the Company to provide services to direct competitors of any existing clients. In addition, the Company risks alienating or straining relationships with any future clients each time the Company agrees to provide services to even indirect competitors of such clients. Conflicts of interest may jeopardize the stability of revenues generated from any existing clients and preclude access to business prospects, either of which developments could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

RAPID TECHNOLOGY CHANGE MAY MAKE THE COMPANY'S SERVICES OBSOLETE

          The market for internet solutions and marketing services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render the Company's proposed service practices and methodologies obsolete. The Company's success will depend, in part, on its ability to develop services and solutions that address the increasingly sophisticated and varied needs of its prospective clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings. Failure to do so could result in the loss of any future customers or the inability to attract and retain new customers, either of which developments could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. There can be no assurance that the Company will be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to change in market conditions or client requirements, its business, financial condition, result of operations and prospects will be materially adversely affected.

POTENTIAL LIABILITY TO CLIENTS

          Many of the Company's anticipated consulting engagements will involve the development, implementation and maintenance of applications that are critical to the operations of its clients' businesses. Its failure or inability to meet a client's expectations in the performance of its services could injure the Company's business reputation or result in a claim for
substantial damages, regardless of its responsibility for such failure.   In
addition, the Company may possess technologies and content that may include confidential or proprietary client information. Although the Company has implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to any Company's insurance policies that the Company may obtain in the future, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial conditions. The Company does not currently have any "errors and omissions" policies that would cover any such claim, and does not expect to obtain any such insurance until it can pay for such coverage from revenues, as to which there can be no assurance.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

          The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next fiscal year. However, the Company may need to raise additional funds in order to support any expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of its proposed service offerings and competing technological and market developments. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holder of the Company's common stock. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business, financial condition, results of operations and prospects.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY HINDER THE COMPANY'S SUCCESS

          The Company is not currently subject to direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the internet. However, due to the increasing popularity and use of the internet, it is likely that a number of laws and regulations may be adopted at the local, state, national and international levels with respect to issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with internet communications. For example, the Telecommunications Act of 1996 (the "Telecommunications Act") imposes criminal penalties on anyone who distributes obscene or indecent communications over the internet. Although the anti-indecency provisions of the Telecommunications Act have been declared unconstitutional by the federal courts, the increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of the internet and therefore demand for the Company's services. In addition, because the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, which regulations could negatively affect client demand for internet solutions that facilitate electronic commerce. Moreover, the adoption of any such laws or regulations may decrease growth of the internet, which could in turn decrease the demand for the Company's services or increase cost of doing business or in some other manner have a material adverse effect on the Company's business, financial conditions, results of operations or prospects. In addition, the applicability to the internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal property is uncertain. The vast majority of such laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the Company's services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

PETE CHANDLER CONTROLS THE COMPANY

          Pete Chandler, who is the Company's sole director and executive officer, beneficially owns approximately 85% of its outstanding common stock. As a result, Mr. Chandler will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

THE COMPANY'S OPERATIONS ARE SUSCEPTIBLE TO GENERAL ECONOMIC CONDITIONS

          The Company's revenues and results of operations will be subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United States, then the Company expects that business enterprises, including its potential clients, likely will substantially and immediately reduce their budgets. Although the Company does not expect to have any such clients in the near future, any future clients of the Company that have substantial overseas operations may also be adversely affected by economic conditions in overseas markets such as the recent volatility in Asian and Russian economies and Asian and Russian currency and securities markets. In the event of such an economic downturn, the Company's business, financial condition, results of operations and prospects may be materially and adversely affected.

NO INTENTION TO PAY DIVIDENDS

          The Company does not expect to pay dividends on its common stock in the foreseeable future. Future dividends, if any, will depend upon the Company's earnings, if any.

NO PUBLIC MARKET FOR THE COMPANY'S SECURITIES

          There is no public market for the Company's securities. Although the Company is in the process of submitting for a quotation of its common stock on the OTC Bulletin Board of the NASD, the Company can not guarantee that any public market will develop for its securities or that, if any such market develops, it will be maintained. As a result, stockholders may not be able to sell their shares readily, if at all.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

            The Independent Auditor's Report issued in connection with the audited financial statements of the Company for the calendar year ended December 31, 1999, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. See the Index to Financial Statements, Part F/S of this Registration Statement.

THE COMPANY IS ENTIRELY DEPENDENT ON PETE CHANDLER

          For the foreseeable future, the Company will be entirely dependent upon the services of Pete Chandler, its sole director, executive officer and employee. Although he has studied such computer languages as Pascal, RPG, Cobol, Basic and HTML, Mr. Chandler has no experience in the line of business
- internet web page design - in which the Company intends to compete. The Company has no employment agreement with Mr. Chandler and does not maintain "key man" life insurance for him.

THE COMPANY'S SECURITIES ARE PENNY STOCK

          The Company's common stock is "penny stock" as defined in Rule 3a51-1 of the Commission. This designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

          Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

          Section 15(g) of the 1934 Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

          Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

THE SALE OF "RESTRICTED" SHARES MAY REDUCE THE COMPANY'S PRICE PER SHARE

          All of the 2,000,000 shares of the Company's common stock owned by Pete Chandler are "restricted" securities within the meaning of Rule 144 of the 1933 Act. If a market for the Company's common stock ever develops, Mr. Chandler may begin selling them at any time. Such sales may have a negative effect on the Company's stock price.

          Principal Products and Services
          --------------------------------

          The Company has not yet commenced material operations. It plans to engage in the business of internet web page design for small and medium-size companies.

          Recent Public Announcements
          ---------------------------

          None; not applicable.

          Distribution Methods of the Products or Services
          ------------------------------------------------

          The Company intends to host its clients' web sites on its own computer, which has been built to management's specifications. As initially configured, the Company expects that its computer will be able to host approximately 500 web sites of average size, and can be expanded if necessary. Management anticipates that an average client web site will contain 15 to 20 megabytes of information and will require approximately 7.5 to 10 gigabytes of space on the server. During the next 12 months, the Company does not expect that it will host 500 web sites or be required to expand its server's memory. The Company can provide no assurance that it will be able to attract or retain a sufficient number of web site hosting clients to make its operations profitable.

          Management plans to advertise the Company's services through telephone calls and mailings to new businesses, principally in Utah, Nevada and other states in the intermountain West. Information on new businesses is readily available from various governmental agencies, such as Secretaries of State and local business licensing offices. Another planned method of advertising involves the placement of "banner" advertisements on the pages of internet search engines such as Yahoo. A banner advertisement allows the user to "click" his or her mouse on the advertisement itself, if he or she wishes to get more information about the product or service being offered. The Company plans to develop a banner advertisement that will allow it to e-mail additional information about itself to anyone who clicks on the advertisement. The Company will also place print advertisements in magazines and/or newspapers in northern Utah.

          The Company has budgeted $7,500 to $12,000 in advertising costs during its first year of operations. These funds will come principally from the net proceeds of its recent securities offering and then, if the Company receives sufficient revenue, from operating revenue. There can be no assurance that the Company will receive sufficient operating revenues to meet its intended advertising budget; if it is not successful in this regard, the Company may be unable to attract a sufficient number of new clients to allow its business to continue.

          Competitive Business Conditions
          -------------------------------

          The communications and information services industry is highly competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages including customer bases. See the Risk Factor "Competition; Low Barriers to Entry" of this Report.

          Patents, Trademarks, Licenses, Franchisees, Concessions, Royalty Payments or Labor Contracts
---------------------------

          None; not applicable.

      Need for Government Approval of Principal Products or Services
     --------------------------------------------------------------

          Upon the effective date of the Company's Registration Statement on Form 10-SB, as amended, the Company became subject to Regulation 14A promulgated by the Securities and Exchange Commission under the 1934 Act.
Section 14(a) of the 1934 Act requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent shall require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders. See the Risk Factor "Government Regulation and Legal Uncertainties."

          Effect of Existing or Probable Governmental Regulations on Business
          -------------------------------------------------------------------

          Other than maintaining its good standing in the State of Utah; complying with applicable local business licensing requirements; preparing its periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"); and complying with other applicable securities laws, rules and regulations as set forth above, the Company does not believe that existing or probable governmental regulations will have a material effect on its operations. However, the internet is a rapidly evolving commercial medium and may become subject to numerous types of regulation in the future. Areas of potential regulation include user privacy, advertising, information security and taxation. Because internet commerce is developing so rapidly, it is impossible to predict the type and extent of governmental regulation in the future. See the Risk Factor "Government Regulation and Legal Uncertainties."

          Research and Development
          ------------------------

          Although the internet web site design industry relies on the technical knowledge of site designers, management does not believe that the Company's proposed operations will require research and development in the traditional sense. The Company's President, Pete Chandler has training in computer information science and will be responsible for all of the Company's web site design for the foreseeable future.

         Number of Employees
         -------------------

         Other than its President/Secretary, Pete Chandler, the Company currently has no employees. Mr. Chandler will be responsible for all of the Company's proposed operations for the foreseeable future. The Company will hire an additional clerical worker if necessary and if it is able to pay that worker's wages or salary from operating revenues.

          Mr. Chandler will work without any salary until the Company has proven that it can obtain sufficient operating revenues to stay in business. In this regard, Mr. Chandler estimates that the Company will have to receive revenues of at least $125,000 to $150,000 per year. At that time, Mr. Chandler will begin to take compensation that is consistent with the Company's operating revenues. Subject to receipt of sufficient revenues as discussed above, Mr. Chandler's salary would be approximately $25,000 per year. See the caption "Executive Compensation."


Item 2.   Description of Property.
          ------------------------

          The Company does not currently own any property. Its business address is the home office address of its President, Pete Chandler, and is provided rent-free. The Company has free access to Mr. Chandler's telephone system. Depending on its growth, the Company may find it necessary to acquire an office and telephone system of its own, but management does not believe that this will be necessary in the near future.

Item 3.  Legal Proceedings.
         ------------------

          The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

               There has never been any established "public market" for shares of common stock of the Company. There have never been any quotations for common stock of the Company according to The National Quotations Bureau, LLC. The Company is in the process of submitting for quotations of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, management does not expect any public market to develop unless and until its operations are successful or the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by Mr. Chandler or others may have a substantial adverse impact on any such public market. Mr. Chandler has satisfied the "holding period" under Rule 144. See the heading "Sales of Unregistered Securities During the Past Five Years," and the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

Holders.
--------

          The number of record holders of the Company's securities as of the date of this Report is approximately 31.

Dividends.
----------

          The Company has not declared any cash dividends with respect to its common stock or its preferred stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

Recent Sales of Unregistered Securities.
----------------------------------------


                     Date                 Number of        Aggregate
     Name            Acquired             Shares           Consideration
      ----            --------            ---------         -------------

Pete Chandler         3/17/99             2,000,000         $ 5,000

Purchasers under       4/5/99               348,000         $34,800
Rule 504 offering

         Mr. Chandler is the sole director and executive officer of the Company and as such had access to all material information regarding the Company prior to the offer or sale of these securities. Mr. Chandler is an "accredited investor." The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Sections 3(b) and/or 4(2) thereof, and from similar applicable states' securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

        The Company is a development stage company. Management believes that in light of the large increase in the number of small and medium-sized companies that will become connected to the internet, the size of the potential market for goods and services on the internet will continue to increase rapidly. Accordingly, the volume of business available to those who can provide well-prepared web pages and related services will also increase rapidly over the next several years.

          The Company plans to provide a range of web page design and marketing services. In addition, the Company intends to expand its operations by acquiring, joint venturing or merging with other internet service providers in exchange for the issuance of shares of its common stock. As of the date of this Report, the Company has not entered into any agreements in this regard, and there is no assurance that the Company will be successful in entering into a transaction with any such entity.

          On March 17, 2000, which is subsequent to the period covered by this Report, the Company purchased a server from a local retailer in Ogden, Utah. The total purchase price was $4,605.06, which is below management's prior estimated expense of $5,000 to $7,500 for this equipment. Management believes that this hardware will be sufficient to operate for at least the next 12 to 18 months and that current cash on hand will be sufficient to pay for such expenditure. No research and development will be necessary and there are no plans for additional hirings in the next 12 months.

          During the next 12 months, management plans to spend approximately $7,500 to $12,000 in advertising expenses. Planned methods of advertising include telephone solicitation of businesses, mailings, placement of "banner" advertisements on internet web sites, and a small amount of print advertising in northern Utah. Management believes that its current cash on hand will be sufficient to meet the Company's advertising needs during the next 12 months. See the heading "Liquidity" of this caption.

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors."

Results of Operations.
---------------------

          The Company has not yet commenced material operations. On March 20, 2000, it obtained its first web page design client, which has paid the Company $150 for an initial consultation and a deposit on the Company's setup fee for web site design work.

          At inception, the Company issued 2,000,000 "unregistered" and "restricted" shares of its common stock to Pete Chandler in consideration of $5,000. On or about March 17, 1999, the Company commenced an offering of a minimum of 300,000 shares and a maximum of 1,000,000 shares of its one mill ($0.001) par value common stock at a price of $0.10 per share. The offering was conducted pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission and applicable state laws, rules and regulations. The offering was closed with the Company having sold a total of 348,000 shares, for gross proceeds of $34,800. Management has used approximately $4,605 of these proceeds to acquire the computer system that it will use for its intended web site design operations. It intends to use approximately $7,500 to $12,000 to begin advertising its design services through mailings and on the internet. See the heading "Distribution Methods of the Products or Services" of the caption "Description of Business."

Liquidity.
----------

          As of December 31, 1999, the Company had cash on hand of $25,599. Management believes that these funds will be sufficient to allow it to purchase the computer equipment that it will need to begin operations (and which was purchased in March, 2000), and to commence advertising via mailings and through the placement of "banner" advertisements on the internet. The Company's cash on hand will be sufficient to allow it to commence operations; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of web site design and hosting clients. The Company has not yet commence operations and it can provide no assurance that it will be successful in this regard.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1999, and 1998

          Independent Auditors' Report

          Balance Sheet - December 31, 1999

          Statement of Operations From Inception on on March 17, 1999, through December 31, 1999

          Statements of Stockholders' Equity
          from Inception on March 17, 1999, through
          December 31, 1999

          Statement of Cash Flows from Inception
          on March 17, 1999, through December 31, 1999

          Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          None; not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth the name of the Company's sole current director and executive officer. This person will serve until the next annual meeting of the stockholders (held the third Friday in August of each year) or until his successors are elected or appointed and qualified, or his prior resignation or termination.

                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Pete Chandler         Director        3/99            *
                      President       3/99            *
                      Secretary       3/99            *

          * This person presently serves in the capacities indicated.

Business Experience.
--------------------

          Pete Chandler, Director, President and Secretary. Mr. Chandler is 35 years of age. He was born and raised in northern Utah, where he received a Bachelor of Science degree in Finance from Weber State University in 1993. From 1983 to 1985, Mr. Chandler attended DeVry Institute of Technology in Phoenix, Arizona, where he studied Computer Information Science. In 1985 he formed Aqua Pure, a water filtration company, which he built into a prosperous venture over the next two years. Mr. Chandler next worked at the Internal Revenue Service for two years before joining the securities industry. From January 1994, to October, 1994, Mr. Chandler was employed as an agent for New York Life Insurance Company. He worked as an investment consultant at Everen Securities (formerly Kemper Securities) from October 1994, to October 1996. While at Everen Securities, Mr. Chandler earned the Eagles Loft award for outstanding performance. After exploring employment opportunities for approximately four months, Mr. Chandler was next employed as a Financial Markets Liaison at Jordan Richard Associates, a Salt Lake City financial public relations firm, from February, 1997 to July, 1998. From July, 1998 to the present, he has been Director of Research and Finance at Corporate Relations & Management, Inc., where he works as a consultant to businesses that are in or wish to enter the capital markets. Mr. Chandler is the only employee of Corporate Relations & Management, Inc.

Significant Employees.
----------------------

          Other than Mr. Chandler, the Company has no employees.

Family Relationships.
---------------------

          Mr. Chandler is the Company's sole director and executive officer.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Mr. Chandler will file a Form 3 Initial Statement of Beneficial Ownership of Securities with the Commission on or about the date that this Report is filed.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Pete
Chandler,   12/31/98    0     0     0      0       0     0   0
Director,   12/31/99    0     0     0      0       0     0   0
President,
Secretary


          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 1999, or 1998. The Company does not expect to compensate Mr. Chandler for services until it has generated revenues sufficient to pay such compensation. The Company does not expect to pay Mr. Chandler any salary until it has received annual operating revenues of at least $125,000 to $150,000. The Company has not entered into any compensation arrangement with Mr. Chandler as of the date of this Report. However, Mr. Chandler's compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. As stated under the Risk Factor "The Company is Entirely Dependent on Pete Chandler," Mr. Chandler has no prior experience in web site design; accordingly, the Company believes that a starting salary of approximately $25,000 would be appropriate. Mr. Chandler has not been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

         There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------

Pete Chandler              2,000,000                 85.2%
430 Fourth Street
Ogden, Utah 84404


Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:


                          Number of Shares       Percentage of
Name and Address         Beneficially Owned        of Class
----------------         ------------------      -------------

Pete Chandler              2,000,000                 85.2%
430 Fourth Street
Ogden, Utah 84404


Changes in Control.
-------------------

          There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          The only transaction between members of management, nominees to become a director or executive officer, 5% stockholders, or promoters or persons who may be deemed to be parents of the Company was the issuance to Pete Chandler of 2,000,000 "unregistered" and "restricted" shares of the Company's common stock in consideration of the sum of $5,000. Mr. Chandler is the Company's President, Secretary and director, and is the beneficial owner of approximately 85% of its issued and outstanding common stock. See the captions "Business Development" and "Security Ownership of Certain Beneficial Owners and Management" of this Report.

Parents of the Issuer.
----------------------

          The Company has no parents, except to the extent that Mr. Chandler may be deemed to be a parent by virtue of his beneficial ownership of approximately 85% of its outstanding common stock. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

          None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB,          Part I
filed July 13, 1999**

Registration Statement on Form 10-SB-A1,       Part I
filed September 10, 1999**

Registration Statement on Form 10-SB-A2,       Part I
filed October 18, 1999**

          (ii)

Exhibit
Number               Description
------               -----------

 27       Financial Data Schedule


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HIGHWAY ONE-OWEB, INC.


Date: 4-11-00                  By /s/ Pete Chandler
      --------------              --------------------------------------
                                  Pete Chandler, Director, President and
                                  Secretary

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                              December 31, 1999

                               C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . 3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statement of Operations. . . . . . . . . . . . . . . . . . . . . . . 5

Statement of Stockholders' Equity. . . . . . . . . . . . . . . . . . 6

Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . 7

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . 8

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Highway One-OWeb, Inc.
(A Development Stage Company)
Ogden, Utah


We have audited the accompanying balance sheet of Highway One-OWeb, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows from inception on March 17, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highway One-OWeb, Inc. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows from inception on March 17, 1999 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.


Jones, Jensen & Company
Salt Lake City, Utah
March 25, 2000

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                                Balance Sheet


                                    ASSETS


                                                                 December 31,
                                                                    1999
CURRENT ASSETS

 Cash                                                            $   25,599

  Total Current Assets                                               25,599

  TOTAL ASSETS                                                   $   25,599


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                                $    4,556

  Total Current Liabilities                                           4,556

  TOTAL LIABILITIES                                                   4,556

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of $0.001
  par value, 2,348,000 shares issued and outstanding                  2,348

 Additional paid-in capital                                          37,452

 Deficit accumulated during the development stage                   (18,757)

  Total Stockholders' Equity                                         21,043

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   25,599


                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                           Statement of Operations


                                                                  From
                                                               Inception on
                                                                March 17,
                                                               1999 Through
                                                               December 31,
                                                                  1999


REVENUES                                                       $      -

EXPENSES

 General and administrative                                        18,757

  Total Expenses                                                   18,757

NET LOSS                                                       $  (18,757)

BASIC LOSS PER SHARE                                                (0.01)

BASIC WEIGHTED AVERAGE SHARES                                   1,859,101


                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                      Statement of Stockholders' Equity

                                                                    Deficit
                                                                   Accumulated
                                                     Additional   During the
                                   Common Stock       Paid-In     Development
                                 Shares     Amount    Capital        Stage


Balance at inception on
 March 17, 1999                        -    $      -   $      -   $     -

Issuance of common stock for
 cash at $0.0025 per share       2,000,000       2,000      3,000       -

Issuance of common stock
 for cash at $0.10 per share       348,000         348     34,452       -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                     -           -          -     (18,757)

Balance, December 31, 1999       2,348,000  $    2,348 $   37,452 $ (18,757)


                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                           Statement of Cash Flows


                                                                     From
                                                                 Inception on
                                                                   March 17,
                                                                 1999 Through
                                                                 December 31,
                                                                     1999


CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                                                     $  (18,757)
 Change in operating assets and liabilities:
  Increase (decrease) in accounts payable                            4,556

  Net Cash (Used) by Operating Activities                          (14,201)

CASH FLOWS FROM INVESTING ACTIVITIES                                   -

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                                       39,800

  Net Cash Provided by Financing Activities                         39,800

NET INCREASE IN CASH AND CASH EQUIVALENTS                           25,599

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       -

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   25,599

CASH PAID FOR:

 Interest                                                       $      -
 Income taxes                                                   $      -


                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Highway One-OWeb, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles an have been consistently applied in the preparation of the financial statements.

a.  Organization and Business Activities

The name of the Company is Highway One-OWeb, Inc. (the Company). The Company was incorporated in the State of Utah on March 17, 1999 to engage in any lawful activity, but more particularly to assist companies in marketing their goods and services on the internet.

b.  Fiscal Year

The Company operates on a calendar year basis.

c.  Revenue Recognition

The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

d.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.  Income Taxes

No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $19,000 at December 31, 1999 will expire in 2019. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

f.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

g.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 1999


NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking additional financing from a private placement of common stock. In the interim a shareholder has committed to meeting the Company's cash needs for a term of at least twelve (12) months from the date of these financial statements or until the Company establishes an active business operation.