Form 10QSB
period 2000-03-31
HIGHWAY ONE OWEB INC
filed 2000-05-15
CIK 1084263

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                              May 12, 2000

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

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

               March 31, 2000 and December 31, 1999

              INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Highway One-OWeb, Inc.
(A Development Stage Company)
Ogden, Utah


We have reviewed the accompanying balance sheet of Highway One-OWeb, Inc. (a development stage company) as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Highway One-OWeb, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 25, 2000, we expressed an unqualified opinion on those consolidated financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 3, 2000

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 March 31,       December 31,
                                                  2000              1999
CURRENT ASSETS

 Cash                                     $             16,347    $ 25,599

  Total Current Assets                                  16,347      25,599

FIXED ASSETS (NET)                                       4,605         -

  TOTAL ASSETS                            $             20,952    $ 25,599


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                         $             -         $  4,556

  Total Current Liabilities                             -            4,556

  TOTAL LIABILITIES                                     -            4,556

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 2,348,000 shares issued and
  outstanding                                           2,348        2,348
 Additional paid-in capital                             37,452      37,452
 Deficit accumulated during the development stage      (18,848)    (18,757)

  Total Stockholders' Equity                            20,952      21,043

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   20,952    $ 25,599

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                                  From
                                                              Inception on
                                                               March 17,
                                 For the Three Months Ended   1999 Through
                                          March 31,             March 31,
                                 2000             1999            2000
REVENUES                       $      150    $    -          $    150

EXPENSES

 General and administrative           241         122          18,998

  Total Expenses                      241         122          18,998

NET LOSS                       $      (91)    $  (122)      $ (18,848)

BASIC LOSS PER SHARE           $    (0.00)    $ (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             2,348,000      90,060

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
                                                                  Deficit
                                                                Accumulated
                                                    Additional   During the
                               Common Stock          Paid-In    Development
                               Shares      Amount    Capital       Stage
Balance at inception on
 March 17, 1999                    -         $    -   $     -    $     -

Issuance of common stock for
 cash at $0.0025 per share    2,000,000        2,000     3,000         -

Issuance of common stock
 for cash at $0.10 per share    348,000          348    34,452         -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                 -              -         -      (18,757)

Balance, December 31, 1999    2,348,000        2,348    37,452     (18,757)

Net loss for the three months
 ended March 31, 2000              -              -         -          (91)

Balance, March 31, 2000       2,348,000     $  2,348  $ 37,452   $ (18,848)

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                                                                  From
                                                              Inception on
                                                               March 17,
                                 For the Three Months Ended   1999 Through
                                          March 31,             March 31,
                                 2000             1999            2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                    $      (91)     $ (122)        $ (18,848)
 Change in operating assets
  and liabilities:
    (Decrease) in accounts payable (4,556)        -                 -

       Net Cash (Used) by
       Operating Activities        (4,647)       (122)          (18,848)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment             (4,605)        -              (4,605)

       Net Cash Used by Investing
       Activities                  (4,605)        -              (4,605)

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash         -        39,800            39,800

       Net Cash Provided by
       Financing Activities           -        39,800            39,800

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                  (9,252)     39,678            16,347

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                         25,599         -                 -

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                          $ 16,347   $  39,678         $  16,347

CASH PAID FOR:

 Interest                        $    -     $     -           $     -
 Income taxes                    $    -     $     -           $     -

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2000 and December 31, 1999


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

       c.  Revenue Recognition

       The Company currently has no established source of revenues. Revenue recognition policies will be determined when principal operations begin.

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

                                    For the Three Months Ended
                                           March 31, 2000
                                 Loss        Shares    Per Share
                             (Numerator) (Denominator)  Amount

       Net loss                $ (91)     2,348,000    $ (0.00)



                                    For the Three Months Ended
                                           March 31, 1999
                                 Loss        Shares    Per Share
                             (Numerator) (Denominator)  Amount

       Net loss                $(122)        90,060    $ (0.00)

       The computations of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

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

     In furtherance of its business plan, on March 17, 2000, the Company purchased a computer server for $4,605.06.

     The Company has retained its first customer, and has received a retainer of $150 for web site design services.

     The Company has also designed an advertising brochure; a copy is enclosed. The brochure has been designed to serve as a three-fold mailer that the Company will send out to new businesses in surrounding counties. The brochure will also be used as a point of sale advertising tool.

Results of Operations.

          During the quarterly period ended March 31, 2000, the Company received $150 in revenues. Total expenses during the period from inception on March 17, 1999 through March 31, 2000, were $18,998; the Company has incurred a net loss of ($18,848) during that period.

Liquidity.

          At March 31, 2000, the Company had total current assets of $16,347 and no total liabilities. Management believes that its cash on hand of $16,347 will be sufficient to allow it to begin its operations.

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

                                        HIGHWAY ONE-OWEB, INC.


Date: 5/15/2000                            By: /s/ Pete Chandler
     ----------                            --------------------
                                           Pete Chandler
                                           Director and President