Form 10QSB
period 2000-06-30
HIGHWAY ONE OWEB INC
filed 2000-08-09
CIK 1084263

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                              June 30, 2000

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

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

               June 30, 2000 and December 31, 1999

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                          Balance Sheets
                              ASSETS

                                                 June 30,      December 31,
                                                  2000             1999
                                                (Unaudited)
CURRENT ASSETS

 Cash                                     $             12,621  $ 25,599

  Total Current Assets                                  12,621    25,599

FIXED ASSETS (NET)                                       4,375       -

  TOTAL ASSETS                            $             16,996  $ 25,599

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                         $              2,321     4,556

  Total Current Liabilities                              2,321     4,556

  TOTAL LIABILITIES                                      2,321     4,556

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of $0.001
  par value, 2,348,000 shares issued and outstanding     2,348     2,348
 Additional paid-in capital                             37,452    37,452
 Deficit accumulated during the development stage      (25,125)  (18,757)

  Total Stockholders' Equity                            14,675    21,043

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   16,996  $ 25,599

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                  Inception on
                                    For the       For the           March 17,
                             Six Months Ended  Three Months Ended 1999 Through
                                   June 30,       June 30,          June 30,
                          2000         1999     2000      1999        2000
REVENUES                 $     150   $     -    $     -    $     -  $     150

EXPENSES

  General and
  administrative             6,518       6,421      6,277      6,299   25,275

Total Expenses               6,518       6,421      6,277      6,299   25,275

NET LOSS                 $  (6,368)    $(6,421)  $ (6,277)  $ (6,299)$(25,125)

BASIC LOSS PER SHARE     $   (0.00)    $ (0.00)  $  (0.00)  $  (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING      2,348,000    2,348,000  2,348,000    90,060

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
                                                                  Deficit
                                                                Accumulated
                                                    Additional   During the
                               Common Stock          Paid-In    Development
                               Shares      Amount    Capital       Stage
Balance at inception on
 March 17, 1999                    -         $    -   $     -    $     -

Issuance of common stock for
 cash at $0.0025 per share    2,000,000        2,000     3,000         -

Issuance of common stock
 for cash at $0.10 per share    348,000          348    34,452         -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                 -              -         -      (18,757)

Balance, December 31, 1999    2,348,000        2,348    37,452     (18,757)

Net loss for the six months
 ended June 30, 2000               -              -         -       (6,368)

Balance, June 30, 2000        2,348,000     $  2,348  $ 37,452   $ (25,125)

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                     From
                                                                  Inception on
                                    For the       For the           March 17,
                             Six Months Ended  Three Months Ended 1999 Through
                                   June 30,       June 30,          June 30,
                          2000         1999     2000      1999        2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net (loss)             $(6,368)    $(6,421) $(6,277)   $(6,299) $(25,125)
  Adjustments to reconcile
   loss from operations
   to net cash used by
   operating activities:
   Depreciation               230         -       230        -         230
  Change in operating assets
  and liabilities:
   (Decrease) in accounts
   payable                 (2,235)      1,299   2,321      1,177     2,321

 Net Cash (Used) by
 Investing Activities      (8,373)     (5,122) (3,726)    (5,122)  (22,574)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of equipment    (4,605)        -       -           -     (4,605)

  Net Cash Used by
  Investing Activities     (4,605)        -       -           -     (4,605)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Common stock issued for
  cash                         -       39,800     -        39,800   39,800

 Net Cash Provided by
 Financing Activities          -       39,800     -        39,800   39,800

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS  (12,978)    34,678  (3,726)     34,678   12,621

CASH AND CASH EQUIVALENT AT
 BEGINNING OF PERIOD        25,599        -    16,347         -        -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD           $12,621    $34,678 $12,621    $ 34,678  $12,621

CASH PAID FOR:

  Interest                 $    -      $   -  $   -      $    -    $   -
  Income taxes             $    -      $   -  $   -      $    -    $   -

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


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

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       g.  Basic Loss per Share of Common Stock

                                         For the Six Months Ended
                                              June 30, 2000
                                    Loss           Shares       Per Share
                                 (Numerator)   (Denominator)      Amount
       Net loss                    $ (6,368)     2,348,000      $  (0.00)



                                          For the Six Months Ended
                                               June 30, 1999
                                    Loss             Shares     Per Share
                                 (Numerator)     (Denominator)    Amount
       Net loss                    $ (6,421)        2,348,000   $  (0.00)

       The computations of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

       h.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

     The Company has also designed an advertising brochure. The brochure has been designed to serve as a three-fold mailer that the Company will send out to new businesses in surrounding counties. The brochure will also be used as a point of sale advertising tool.

Results of Operations.

          During the quarterly period ended June 30, 2000, the Company received $0 in revenues. Total expenses during the period from inception on March 17, 1999 through June 30, 2000, were $25,125; the Company has incurred a net loss of ($25,125) during that period.

Liquidity.

          At June 30, 2000, the Company had total current assets of $12,621 and total liabilities of $2,321. Management believes that its cash on hand of $12,621 will be sufficient to allow it to continue its operations for the next six months.

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

                                        HIGHWAY ONE-OWEB, INC.


Date: 8-9-00                            By: /s/ Pete Chandler
     ----------                            --------------------
                                           Pete Chandler
                                           Director and President