Form 10QSB
period 2000-09-30
HIGHWAY ONE OWEB INC
filed 2000-11-07
CIK 1084263

                 U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                              September 30, 2000

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

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

             September 30, 2000 and December 31, 1999

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 September 30,  December 31,
                                                  2000            1999
                                                (Unaudited)
CURRENT ASSETS

 Cash                                     $             10,290 $    25,599

  Total Current Assets                                  10,290      25,599

FIXED ASSETS (NET)                                       4,144      -

  TOTAL ASSETS                            $             14,434 $    25,599

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                         $              1,009 $     4,556

  Total Current Liabilities                              1,009       4,556

  TOTAL LIABILITIES                                      1,009       4,556

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of $0.001
  par value, 2,348,000 shares issued and outstanding     2,348       2,348
 Additional paid-in capital                             37,452      37,452
 Deficit accumulated during the development stage      (26,375)    (18,757)

  Total Stockholders' Equity                            13,425      21,043

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   14,434  $   25,599

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                Inception on
                              For the            For the         March 17,
                         Nine Months Ended   Three Months Ended 1999 Through
                           September 30,        September 30,   September 30,
                         2000       1999     2000       1999        2000
REVENUES                  $     150 $    -   $    -    $     -   $     150

EXPENSES

General and administrative    7,768   11,537    1,250      5,116    26,525

Total Expenses                7,768   11,537    1,250      5,116    26,525

NET LOSS                  $  (7,618)$(11,537)$ (1,250) $  (5,116)$ (26,375)

BASIC LOSS PER SHARE      $   (0.00)$  (0.00)$  (0.00) $   (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING       2,348,000 2,348,000 2,348,000   90,060

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
                                                                Deficit
                                                              Accumulated
                                                 Additional    During the
                              Common Stock        Paid-In     Development
                            Shares     Amount     Capital        Stage
Balance at inception on
 March 17, 1999                    -    $    -    $     -    $      -

Issuance of common stock for
 cash at $0.0025 per share   2,000,000     2,000      3,000         -

Issuance of common stock
 for cash at $0.10 per share   348,000       348     34,452         -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                 -         -          -       (18,757)

Balance, December 31, 1999   2,348,000     2,348     37,452     (18,757)

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                       -         -          -        (7,618)

Balance, September 30, 2000
 (unaudited)                 2,348,000  $  2,348  $  37,452    $(26,375)

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                                Inception on
                              For the            For the         March 17,
                         Nine Months Ended   Three Months Ended 1999 Through
                           September 30,        September 30,   September 30,
                         2000       1999     2000       1999        2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

Net (loss)                $ (7,618) $ (11,537) $ (1,250) $ (5,116) $ (26,375)
Adjustments to reconcile
loss from operations to
net cash used by operating
activities:
 Depreciation                  461        -         231       -          461
Change in operating assets
and liabilities:
 Increase(decrease) in
 accounts payable           (3,547)       414    (1,312)     (885)     1,009

  Net Cash (Used) by
  Operating Activities     (10,704)   (11,123)   (2,331)   (6,001)   (24,905)

CASH FLOWS FROM INVESTING
 ACTIVITIES

Purchase of equipment       (4,605)       -         -         -       (4,605)

Net Cash Used by Investing
 Activities                 (4,605)       -         -         -       (4,605)

CASH FLOWS FROM FINANCING
 ACTIVITIES

Common stock issued for cash   -       39,800       -         -       39,800

  Net Cash Provided by
  Financing Activities         -       39,800       -         -       39,800

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS  (15,309)    28,677    (2,331)   (6,001)    10,290

CASH AND CASH EQUIVALENT
AT BEGINNING OF PERIOD      25,599        -      12,621    34,678        -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD          $ 10,290  $  28,677  $ 10,290  $ 28,677   $ 10,290

CASH PAID FOR:

Interest                  $    -    $     -    $    -    $    -     $    -
Income taxes              $    -    $     -    $    -    $    -     $    -

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999


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

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       g.  Basic Loss per Share of Common Stock

                                        For the Nine Months Ended
                                            September 30, 2000

                                        Loss        Shares    Per Share
                                    (Numerator) (Denominator)  Amount

       Net loss                      $  (7,618)   2,348,000   $ (0.00)

                                        For the Nine Months Ended
                                             September 30, 1999
                                        Loss         Shares    Per Share
                                    (Numerator)  (Denominator)  Amount

       Net loss                      $ (11,537)    2,348,000   $ (0.00)

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

     The Company has also designed an advertising brochure to serve as a three-fold mailer that the Company will send out to new businesses in surrounding counties. The brochure will also be used as a point of sale advertising tool.

Results of Operations.

          During the quarterly period ended September 30, 2000, the Company received $150 in revenues. Total expenses during the period from inception on March 17, 1999 through September 30, 2000, were $26,525; the Company has incurred a net loss of ($26,375) during that period.

Liquidity.

          At September 30, 2000, the Company had total current assets of $10,290 and total liabilities of $1,009. Management believes that its cash on hand of $10,290 will be sufficient to allow it to begin its operations.

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

                                        HIGHWAY ONE-OWEB, INC.


Date: 11-6-00                           By: /s/ Pete Chandler
     ----------                            --------------------
                                           Pete Chandler
                                           Director and President