Form 10KSB
period 2000-12-31
HIGHWAY ONE OWEB INC
filed 2001-03-27
CIK 1084263

             U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 -
$150.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2000 - $348. There are approximately 348,000 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

          (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                        Not Applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date

                         March 20, 2001

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

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Organization, Charter Amendments and General History
          ----------------------------------------------------

          Highway One-OWEB, Inc., a Utah corporation (the "Company"), was organized under the laws of the State of Utah on March 17, 1999. Copies of the Company's Articles of Incorporation and Bylaws were attached as exhibits to its Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on July 13, 1999. See Item 13 of this Report.

          General History
          ---------------

          Following the Company's organization, it conducted an offering of a minimum of 300,000 shares and a maximum of 1,000,000 shares of common stock at a price of $0.10 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission and applicable state laws, rules and regulations. The offering was subsequently closed, with the Company having received gross proceeds of $34,800. For any market that develops for our common stock, the sale of these securities may hurt our stock price.

          Changes of Control
          ------------------

          At its inception, the Company issued 2,000,000 "unregistered" and "restricted" shares of common stock to Pete Chandler, its sole director and executive officer. As of the date of this Report, Mr. Chandler has held his shares for over one year and his shares are currently eligible for resale under Rule 144 of the Securities and Exchange Commission. Rule 144 requires that the selling stockholder has held his or her shares for at least one year. The public must also have access to information about us. Sellers under Rule 144 may not sell more than a certain number of shares during any three month period. Their sales must be through unsolicited broker's transactions, and the sellers must file with the Securities and Exchange Commission a Notice of Sale on Form 144. The resales of any of Mr. Chandler's shares may hurt the market price of our shares in any market that may develop.

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

          The Independent Auditor's Report issued in connection with the audited financial statements of the Company for the calendar year ended December 31, 2000, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. See the Index to Financial Statements, Part F/S of this Registration Statement.

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          The Company's common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, the market for shares of the Company's common stock is extremely limited and only commenced in the third quarter of 2000. No assurance can be given that the present market for the Company's common stock will continue or will be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by Mr. Chandler or others may have a substantial adverse impact on any such public market. Mr. Chandler has satisfied the "holding period" under Rule 144. See the heading "Sales of Unregistered Securities During the Past Five Years," and the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

          The Company's common stock was only recently quoted on the OTC Bulletin Board. The high and low bid prices for these shares of common stock of the Company since that period are as follows:


                    Bid

Quarter ending:                         High                Low

July 1, 2000, through
September 30, 2000                      $0.4375                   $0.375

October 1, 2000, through
December 31, 2000                       $0.4375                   $0.4375

          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

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

          On March 17, 2000, the Company purchased a server from a local retailer in Ogden, Utah. The total purchase price was $4,605.06, which is below management's prior estimated expense of $5,000 to $7,500 for this equipment. Management believes that this hardware will be sufficient to operate for at least the next 12 to 18 months and that current cash on hand will be sufficient to pay for such expenditure. No research and development will be necessary and there are no plans for additional hirings in the next 12 months.

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

Liquidity.
----------

          As of December 31, 2000, the Company had cash on hand of $9,280. Management believes that these funds will be sufficient to allow it to purchase the computer equipment that it will need to begin operations and to commence advertising via mailings and through the placement of "banner" advertisements on the internet. The Company's cash on hand will be sufficient to allow it to commence operations; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of web site design and hosting clients. The Company has not yet commence operations and it can provide no assurance that it will be successful in this regard.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2000, and 1999

          Independent Auditors' Report

          Balance Sheet - December 31, 2000

          Statement of Operations From Inception on on March 17, 1999, through December 31, 2000

          Statements of Stockholders' Equity
          from Inception on March 17, 1999, through
          December 31, 2000

          Statement of Cash Flows from Inception
          on March 17, 1999, through December 31, 2000

          Notes to Financial Statements


                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                              December 31, 2000

                               C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . 3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . 5

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . 6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 7

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . 8

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Highway One-OWeb, Inc.
(A Development Stage Company)
Ogden, Utah


We have audited the accompanying balance sheet of Highway One-OWeb, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on March 17, 1999 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highway One-OWeb, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception on March 17, 1999 through December 31, 2000 in conformity with generally accepted accounting principles.

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



HJ & Associates, LLC
Salt Lake City, Utah
March 13, 2001


                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                                Balance Sheet


                                    ASSETS

                                                             December 31,
                                                                 2000


CURRENT ASSETS

 Cash                                                       $         9,280

  Total Current Assets                                                9,280

FIXES ASSETS (NET)                                                    3,915

  TOTAL ASSETS                                              $        13,195


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                           $         1,554

  Total Current Liabilities                                           1,554

  TOTAL LIABILITIES                                                   1,554

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of $0.001
  par value, 2,348,000 shares issued and outstanding                  2,348

 Additional paid-in capital                                          37,452

 Deficit accumulated during the development stage                   (28,159)

  Total Stockholders' Equity                                         11,641

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $         13,195


                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                          Statements of Operations


                                                                     From
                                                                 Inception on
                                                                   March 17,
                               For the Years Ended               1999 Through
                                   December 31,                  December 31,
                            2000              1999                    2000


REVENUES                    $       150       $       -          $        150

EXPENSES

 General
  and administrative              9,552             18,757             28,309


   Total Expenses                 9,552             18,757             28,309


NET LOSS                    $    (9,402)      $    (18,757)      $    (28,159)

BASIC LOSS PER SHARE              (0.00)             (0.01)


BASIC WEIGHTED
 AVERAGE SHARES               2,348,000          1,859,101


                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                      Statement of Stockholders' Equity



                                                                  Deficit
                                                                Accumulated
                                         Additional              During the
                  Common Stock            Paid-In               Development
                Shares      Amount        Capital                  Stage


Balance at
 inception on
 March 17, 1999              -     $       -        $       -   $        -

Issuance of
common stock
for cash at
$0.0025 per share     2,000,000        2,000            3,000            -

Issuance of
common stock
for cash at
$0.10 per share         348,000          348           34,452            -

Net loss from
inception on
March 17, 1999
through
December 31, 1999            -             -                -        (18,757)

Balance,
December
31, 1999              2,348,000         2,348          37,452        (18,757)

Net loss for
the year ended
December 31, 2000            -             -                -         (9,402)

Balance,
December 31, 2000     2,348,000     $   2,348        $ 37,452     $  (28,159)


                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows

                                                                    From
                                                                 Inception on
                                                                  March 17,
                                 For the Years Ended             1999 Through
                                     December 31,                December 31,
                                 2000             1999               2000


CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                      $     (9,402)     $ (18,757)    $   (28,159)

  Adjustments to reconcile
  loss from operations
  to net cash used by
  operating activities:

     Depreciation                        690              -             690

  Change in operating
  assets and liabilities:

     Increase (decrease) in
     accounts payable                 (3,002)         4,556           1,554


  Net Cash (Used) by
  Operating Activities               (11,714)       (14,201)        (25,915)

CASH FLOWS FROM INVESTING ACTIVITIES


  Purchase of equipment               (4,605)             -          (4,605)

   Net Cash Used by
   Investing Activities               (4,605)             -          (4,605)

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash            -          39,800          39,800


   Net Cash Provided by
   Financing Activities                   -          39,800          39,800

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                     (16,319)        25,599           9,280

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                             25,599              -               -

CASH AND CASH EQUIVALENTS AT END
OF PERIOD                         $    9,280     $   25,599        $  9,280

CASH PAID FOR:

  Interest                        $       -      $       -         $     -

  Income taxes                    $       -      $       -         $     -


                            HIGHWAY ONE-OWEB, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                        December 31, 2000 and 1999

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

    c.  Revenue Recognition

    The Company currently has no significant source of revenues. Revenue recognition policies will be determined when principal operations begin.

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

     e.  Provision for Taxes

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $28,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:


                                                       For the Years Ended
                                                           December 31,
                                                    2000                1999

Income tax benefit at statutory rate            $    3,573        $     7,127

Change in valuation allowance                       (3,573)            (7,127)

                                                $       -         $        -

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     e.  Provision for Taxes (Continued)

     Deferred tax assets (liabilities) are comprised of the following:


                                                        For the Years Ended
                                                           December 31,
                                                      2000              1999

Income tax benefit at statutory rate            $      10,700       $   7,127

Change in valuation allowance                         (10,700)         (7,127)

                                                $          -        $      -


     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

     f.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     g.  Basic Loss Per Share








                                   For the Year Ended
                                   December 31, 2000
                            Loss                  Shares           Per Share
                         (Numerator)           (Denominator)         Amount

Net loss                $     (9,402)         $   2,348,000       $   (0.00)


                                   For the Year Ended
                                   December 31, 1999
                            Loss                   Shares          Per Share
                         (Numerator)            (Denominator)         Amount

Net loss                $    (18,757)         $   1,859,101       $   (0.01)


     The computations of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

     h.  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

           Office equipment                      5 years

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                          December 31, 2000 and 1999


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

<END>
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

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

Business Experience.
--------------------

          Pete Chandler, Director, President and Secretary. Mr. Chandler is 36 years of age. He was born and raised in northern Utah, where he received a Bachelor of Science degree in Finance from Weber State University in 1993. From 1983 to 1985, Mr. Chandler attended DeVry Institute of Technology in Phoenix, Arizona, where he studied Computer Information Science. In 1985 he formed Aqua Pure, a water filtration company, which he built into a prosperous venture over the next two years. Mr. Chandler next worked at the Internal Revenue Service for two years before joining the securities industry. From January 1994, to October, 1994, Mr. Chandler was employed as an agent for New York Life Insurance Company. He worked as an investment consultant at Everen Securities (formerly Kemper Securities) from October 1994, to October 1996. While at Everen Securities, Mr. Chandler earned the Eagles Loft award for outstanding performance. After exploring employment opportunities for approximately four months, Mr. Chandler was next employed as a Financial Markets Liaison at Jordan Richard Associates, a Salt Lake City financial public relations firm, from February, 1997 to July, 1998. From July, 1998 to the present, he has been Director of Research and Finance at Corporate Relations & Management, Inc., where he works as a consultant to businesses that are in or wish to enter the capital markets. Mr. Chandler is the only employee of Corporate Relations & Management, Inc.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Mr. Chandler filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on or about May 6, 2000.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Pete
Chandler,   12/31/99    0     0     0      0       0     0   0
Director,   12/31/00    0     0     0      0       0     0   0
President,
Secretary


          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2000, or 1999. The Company does not expect to compensate Mr. Chandler for services until it has generated revenues sufficient to pay such compensation. The Company does not expect to pay Mr. Chandler any salary until it has received annual operating revenues of at least $125,000 to $150,000. The Company has not entered into any compensation arrangement with Mr. Chandler as of the date of this Report. However, Mr. Chandler's compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. As stated under the Risk Factor "The Company is Entirely Dependent on Pete Chandler," Mr. Chandler has no prior experience in web site design; accordingly, the Company believes that a starting salary of approximately $25,000 would be appropriate. Mr. Chandler has not been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

                                  HIGHWAY ONE-OWEB, INC.


Date: 3-27-01                   By /s/ Pete Chandler
      --------------              --------------------------------------
                                  Pete Chandler, Director, President and
                                  Secretary