Form 10QSB
period 2001-03-31
HIGHWAY ONE OWEB INC
filed 2001-05-15
CIK 1084263

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                                March 31, 2001

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

               March 31, 2001 and December 31, 2000

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                  March 31,    December 31,
                                                   2001        2000
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $              7,624 $     9,280

  Total Current Assets                                   7,624       9,280

FIXES ASSETS (NET)                                       3,684       3,915

  TOTAL ASSETS                            $             11,308 $    13,195

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                         $              4,636 $     1,554

  Total Current Liabilities                              4,636       1,554

  TOTAL LIABILITIES                                      4,636       1,554

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of $0.001
  par value, 2,348,000 shares issued and outstanding     2,348       2,348
 Additional paid-in capital                             37,452      37,452
 Deficit accumulated during the development stage      (33,128)    (28,159)

  Total Stockholders' Equity                             6,672      11,641

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   11,308  $   13,195

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     >From
                                                                 Inception on
                                                                   March 17,
                               For the Three Months Ended         1999 Through
                                        March 31,                  March 31,
                                        2001        2000              2001
REVENUES                       $             150    $      150  $        300

EXPENSES

 General and administrative                5,119        18,757        33,428

  Total Expenses                           5,119        18,757        33,428

NET LOSS                       $          (4,969)   $  (18,757)  $   (33,128)

BASIC LOSS PER SHARE                       (0.00)        (0.01)

BASIC WEIGHTED AVERAGE SHARES             2,348,000   1,859,101

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Statement of Stockholders' Equity
                                                                Deficit
                                                              Accumulated
                                                 Additional    During the
                              Common Stock        Paid-In     Development
                            Shares     Amount     Capital        Stage
Balance at inception on
 March 17, 1999                    -    $    -    $     -    $      -

Issuance of common stock for
 cash at $0.0025 per share   2,000,000     2,000      3,000         -

Issuance of common stock
 for cash at $0.10 per share   348,000       348     34,452         -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                 -         -          -       (18,757)

Balance, December 31, 1999   2,348,000     2,348     37,452     (18,757)

Net loss for the year
 ended December 31, 2000           -         -          -        (9,402)

Balance, December 30, 2000   2,348,000  $  2,348  $  37,452    $(28,159)

Net loss for the three months
ended March 31, 2001
(unaudited)                        -         -          -        (4,969)

Balance, March 31, 2001
(unaudited)                  2,348,000  $  2,348  $  37,452    $(33,128)

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                   From
                                                               Inception on
                                                                 March 17,
                               For the Three Months Ended       1999 Through
                                       March 31,                  March 31,
                                        2001        2000            2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                           $     (4,969)  $    (91)   $  (33,128)
 Adjustments to reconcile loss from
  operations to net cash used by
  operating activities:
  Depreciation                                  231         -           921
 Change in operating assets and liabilities:
  (Decrease) in accounts payable               3,082   (4,556)        4,636

  Net Cash (Used) by Operating Activities     (1,656)  (4,647)      (27,571)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of equipment                             -   (4,605)       (4,605)

  Net Cash Used by Investing Activities            -   (4,605)       (4,605)

CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                      -        -        39,800

  Net Cash Provided by Financing Activities        -        -        39,800

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             (1,656)  (9,252)        7,624

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                     9,280   25,599             -

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                  $  7,624 $ 16,347      $  7,624

CASH PAID FOR:

 Interest                                   $      - $      -      $      -
 Income taxes                               $      - $      -      $      -

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2001 and December 31, 2000


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Results of Operations.

          During the quarterly period ended March 31, 2001, the Company received $150 in revenues. During that period, our total expenses were $5,119. Total expenses during the period from inception on March 17, 1999 through March 31, 2001, were $33,428; the Company has incurred net losses of ($4,969) and ($33,128) during the quarterly period ended March 31, 2001, and during the period from inception on March 17, 1999 through March 31, 2001, respectively.

Liquidity.

          At March 31, 2001, the Company had total current assets of $7,624 and total liabilities of $4,636. Management believes that its cash on hand of $7,624 will be sufficient to allow it to begin its operations.

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

          None.

          (b) Reports on Form 8-K.

          None.

                                SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HIGHWAY ONE-OWEB, INC.


Date: 5-15-01                           By: /s/ Pete Chandler
     ----------                            --------------------
                                           Pete Chandler
                                           Director and President