Form 10QSB
period 2001-06-30
HIGHWAY ONE OWEB INC
filed 2001-08-09
CIK 1084263

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                                 June 30, 2001

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

               June 30, 2001 and December 31, 2000

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                  June 30,   December 31,
                                                   2001        2000
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                     $              3,038 $     9,280

  Total Current Assets                                   3,038       9,280

FIXES ASSETS (NET)                                       3,454       3,915

  TOTAL ASSETS                            $              6,492 $    13,195

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                         $              1,238 $     1,554

  Total Current Liabilities                              1,238       1,554

  TOTAL LIABILITIES                                      1,238       1,554

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of $0.001
  par value, 2,348,000 shares issued and outstanding     2,348       2,348
 Additional paid-in capital                             37,452      37,452
 Deficit accumulated during the development stage      (34,546)    (28,159)

  Total Stockholders' Equity                             5,254      11,641

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    6,492  $   13,195

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                For the            For the         March 17,
                           Three Months Ended Six Months Ended   1999 Through
                                June 30,           June 30,         June 30,
                          2001          2000   2001       2000        2001
REVENUES               $       -    $     -   $    150   $   150   $    300

EXPENSES

 General and
 administrative            1,418      6,277      6,537     6,518     34,846

  Total Expense            1,418      6,277      6,537     6,518     34,846

NET LOSS               $  (1,418)   $(6,277)  $ (6,387)  $(6,368)  $(34,546)

BASIC LOSS PER SHARE       (0.00)     (0.00)     (0.00)    (0.00)

BASIC WEIGHTED AVERAGE
 SHARES                2,348,000  2,348,000  2,348,000 2,348,000

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Statement of Stockholders' Equity
                                                                Deficit
                                                              Accumulated
                                                 Additional    During the
                              Common Stock        Paid-In     Development
                            Shares     Amount     Capital        Stage
Balance at inception on
 March 17, 1999                    -    $    -    $     -    $      -

Issuance of common stock for
 cash at $0.0025 per share   2,000,000     2,000      3,000         -

Issuance of common stock
 for cash at $0.10 per share   348,000       348     34,452         -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                 -         -          -       (18,757)

Balance, December 31, 1999   2,348,000     2,348     37,452     (18,757)

Net loss for the year
 ended December 31, 2000           -         -          -        (9,402)

Balance, December 30, 2000   2,348,000  $  2,348  $  37,452    $(28,159)

Net loss for the six months
ended June 30, 2001
(unaudited)                        -         -          -        (6,387)

Balance, June 30, 2001
(unaudited)                  2,348,000  $  2,348  $  37,452    $(34,546)

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                               Inception on
                                                                 March 17,
                                 For the Six Months Ended      1999 Through
                                          June 30,               June 30,
                                 2001                2000          2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                        $      (6,387)  $   (6,368)   $  (34,546)
Adjustments to reconcile loss from
 operations to net cash used by
 operating activities:
   Depreciation                             461          230         1,151
 Change in operating assets and
 liabilites:
   (Decrease) in accounts payable          (316)      (2,235)        1,238

       Net Cash (Used) by
       Operating Activities              (6,242)      (8,373)      (32,157)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                         -       (4,605)       (4,605)

       Net Cash Used by Investing
       Activities                             -       (4,605)       (4,605)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash                  -            -        39,800

       Net Cash Provided by Financing
       Activities                             -            -        39,800

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       (6,242)     (12,978)        3,038

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                9,280       25,599             -

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                              $ 3,038     $ 12,621     $   3,038

CASH PAID FOR:

Interest                                $     -     $      -     $       -
Income taxes                            $     -     $      -     $       -

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION


       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Results of Operations.

          During the quarterly period ended June 30, 2001, the Company received $0 in revenues. During that period, our total expenses were $1,418. For the six months ended June 30, 2001, the Company received $150 in revenues and had expenses of $6,537. Total expenses during the period from inception on March 17, 1999 through June 30, 2001, were $34,846; the Company has incurred net losses of ($1,418), ($6,387) and ($34,546) during the three months ended June 30, 2001, the six months ended June 30, 2001, and during the period from inception on March 17, 1999 through June 30, 2001, respectively.

Liquidity.

          At June 30, 2001, the Company had total current assets of $3,038 and total liabilities of $1,238. Management believes that its cash on hand of $3,038 will be sufficient to allow it to begin its operations.

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

                                        HIGHWAY ONE-OWEB, INC.


Date: 8-7-01                            By: /s/ Pete Chandler
     ----------                            --------------------
                                           Pete Chandler
                                           Director and President