Form 10KSB
period 2001-12-31
HIGHWAY ONE OWEB INC
filed 2002-04-01
CIK 1084263

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2001 -
$150.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2001 - $348. There are approximately 348,000 shares of common voting stock of the Company held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the Company, so the Company has arbitrarily valued these shares based on $0.001 par value per share.

          (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                        Not Applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date

                         March 21, 2002

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

          On December 21, 2001, the Company entered into an Agreement and Plan of Reorganization (the "Plan") with Export Erez USA, Inc., a Delaware corporation. Under the Plan, Export Erez was to be merged into the Company, with the Company being the surviving entity. The Board of Directors and the majority stockholder of the Company voted to approve the merger and on January 17, 2002, the Company filed with the Securities and Exchange Commission a Preliminary Information Statement informing the Company's remaining stockholders of its intent to complete the Plan and to change its name in connection therewith. However, from December 21, 2001 through February 15, 2002, no substantial action was taken to move the reorganization forward or close the Plan of Reorganization. Accordingly, on February 15, 2002, Pete Chandler, the Company's sole director, resolved to terminate the Plan. On February 19, 2002, the Company sent to Export Erez' counsel a letter notifying Export Erez of the termination of the Plan. On March 6, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, disclosing the termination of the Plan. See Item 13 of this Report.

          Changes of Control
          ------------------

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

          The Company had budgeted $7,500 to $12,000 in advertising costs during its first year of operations, with these funds to come principally from the net proceeds of its completed securities offering, as discussed above. However, after the acquisition of computer equipment and the payment of administrative expenses, the Company had only $525 in cash as of December 31, 2001. On March 4, 2002, which is subsequent to the period covered by this Report, Pete Chandler loaned the Company $10,000 to allow it to commence material operations. The loan is unsecured, bears interest at the rate of 10% per year, and is payable upon demand. Management believes that these funds will be sufficient to allow the Company to pursue its business plans over the next 12 months. However, if the Company does not begin receiving operating revenues during that period, it will have to obtain additional debt or equity financing. There can be no assurance that the Company will receive sufficient operating revenues to meet its intended advertising budget; if it is not successful in this regard, the Company may be unable to attract a sufficient number of new clients to allow its business to continue.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         On December 21, 2001, Pete Chandler, who is the holder of approximately 85% of the Company's issued and outstanding shares of common stock, voted to approve the Plan. On January 17, 2002, the Company filed with the Securities and Exchange Commission a Preliminary Information Statement with respect thereto. However, in February, 2002, Mr. Chandler, the Company's sole director, voted to terminate the Plan. See Item 1 of this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

          The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "HWOO;" however, the market for shares of the Company's common stock is extremely limited and only commenced in the third quarter of 2000. No assurance can be given that any established trading market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by Mr. Chandler or others may have a substantial adverse impact on any such public market. Mr. Chandler has satisfied the one-year holding period under Rule
144. See the heading "Recent Sales of Unregistered Securities," and the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

          The high and low bid prices for these shares of common stock of the Company since that period are as follows:


                                                      Bid
                                                      ---
Quarter ending:                         High                      Low
                                        ----                      ---
July 1, 2000, through
September 30, 2000                      $0.4375                   $0.375

October 1, 2000, through
December 31, 2000                       $0.4375                   $0.4375

January 2, 2001, through
March 30, 2001                          $0.4375                   $0.25

April 2, 2001, through
June 29, 2001                           $0.25                     $0.03

July 2, 2001, through
September 28, 2001                      $0.04                     $0.03

October 1, 2001 through
December 31, 2001                       $0.03                     $0.03

          These bid prices were obtained from the National Quotation Bureau, Inc. ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders.
--------

          The number of record holders of the Company's securities as of the date of this Report is approximately 31. This figure does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends.
----------

          The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities.

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

          During the fourth quarter of our 2001 fiscal year, the Company did not proceed with its prior plan to conduct an advertising mailing, due to the contemplated completion of the Export Erez Plan. During the next 12 months, management plans to spend approximately $7,500 to $12,000 in advertising expenses. Planned methods of advertising include telephone solicitation of businesses, mailings, placement of "banner" advertisements on internet web sites, and a small amount of print advertising in northern Utah. During the next 30 days, the Company plans to compile a targeted mailing list for a mailing campaign aimed at small to medium-sized businesses in northern Utah. Management believes that its current cash on hand will be sufficient to meet the Company's advertising needs during the next 12 months. See the heading "Liquidity" of this caption.

Results of Operations.
---------------------

          During the calendar year ended December 31, 2001, the Company received revenues of $150; it also received revenues of $150 during the calendar year ended December 31, 2000.

          Total expenses during the calendar years ended December 31, 2001, and 2000, were $9,930 and $9,552, respectively. All of these expenses were general and administrative expenses. Net loss during the calendar year ended December 31, 2001, was $(9,870), as compared to a net loss of $(9,402) during the calendar year ended December 31, 2000.

          We do not believe that the events of September 11, 2001, will have a material adverse effect on the Company or its intended operations.

Liquidity.
----------

          As of December 31, 2001, the Company had cash on hand of $525. On March 4, 2002, Pete Chandler loaned $10,000 to the Company and management believes that the Company's cash on hand will be sufficient to allow it to continue operations. However, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of web site design and hosting clients. The Company has not yet commenced matrial operations and it can provide no assurance that it will be successful in this regard.

     Forward-Looking Information.
     ----------------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange
Commission: (i) general economic or industry conditions, nationally and/or in the communities in which the Company may conduct business; (ii) changes in the interest rate environment, legislation or regulatory requirements; (iii) conditions of the securities markets; (iv) changes in the internet design industry; (v) the development of products or services that may be superior to products or services offered or developed by the Company; (vi) competition;
(vii) changes in the quality or composition of products or services developed by the Company; (viii) our ability to develop new products or services; (ix) our ability to raise capital; (x) changes in accounting principals, policies or guidelines; (xi) financial or political instability; (xii) acts of war or terrorism; (xiii) other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2001, and 2000

          Independent Auditors' Report

          Balance Sheet - December 31, 2001

          Statement of Operations From Inception on on March 17, 1999, through December 31, 2001

          Statements of Stockholders' Equity
          from Inception on March 17, 1999, through
          December 31, 2001

          Statement of Cash Flows from Inception
          on March 17, 1999, through December 31, 2001

          Notes to Financial Statements

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                              December 31, 2001

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

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 7

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . 8

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Highway One-OWeb, Inc.
(A Development Stage Company)
Ogden, Utah

We have audited the accompanying balance sheet of Highway One-OWeb, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception on March 17, 1999 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highway One-OWeb, Inc. (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception on March 17, 1999 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 26, 2002

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                                Balance Sheet


                                    ASSETS

                                                             December 31,
                                                                 2001
CURRENT ASSETS

 Cash                                                       $           525

  Total Current Assets                                                  525

FIXES ASSETS (NET)                                                    2,993

  TOTAL ASSETS                                              $         3,518


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                           $         1,657

  Total Current Liabilities                                           1,657

  TOTAL LIABILITIES                                                   1,657

STOCKHOLDERS' EQUITY

 Common stock: 100,000,000 shares authorized of $0.001
  par value, 2,348,000 shares issued and outstanding                  2,348
 Additional paid-in capital                                          37,452
 Deficit accumulated during the development stage                   (37,939)

  Total Stockholders' Equity                                          1,861

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $          3,518

The accompanying notes are an integral part of these financial statements.

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                          Statements of Operations
                                                                     From
                                                                 Inception on
                                                                   March 17,
                               For the Years Ended               1999 Through
                                   December 31,                  December 31,
                            2001              2000                    2001
REVENUES                    $       150       $        150       $        300

EXPENSES

 General
  and administrative              9,930              9,552             38,239

   Total Expenses                 9,930              9,552             38,239

NET LOSS                    $    (9,780)      $     (9,402)      $    (37,939)

BASIC LOSS PER SHARE              (0.00)             (0.00)

BASIC WEIGHTED
 AVERAGE SHARES               2,348,000          2,348,000

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                      Statement of Stockholders' Equity
                                                                  Deficit
                                                                Accumulated
                                         Additional              During the
                  Common Stock            Paid-In               Development
                Shares      Amount        Capital                  Stage
Balance at
 inception on
 March 17, 1999              -     $       -        $       -   $        -

Issuance of
common stock
for cash at
$0.0025 per share     2,000,000        2,000            3,000            -

Issuance of
common stock
for cash at
$0.10 per share         348,000          348           34,452            -

Net loss from
inception on
March 17, 1999
through
December 31, 1999            -             -                -        (18,757)

Balance,
December
31, 1999              2,348,000         2,348          37,452        (18,757)

Net loss for
the year ended
December 31, 2000            -             -                -         (9,402)

Balance,
December 31, 2000     2,348,000     $   2,348        $ 37,452     $  (28,159)

Net loss for
the year ended
December 31, 2001             -             -               -         (9,780)

Balance,
December 31, 2001     2,348,000     $   2,348        $ 37,452     $  (37,939)

The accompanying notes are an integral part of these financial statements.

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                                                    From
                                                                 Inception on
                                                                  March 17,
                                 For the Years Ended             1999 Through
                                     December 31,                December 31,
                                 2001             2000               2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                      $     (9,780)     $  (9,402)    $   (37,939)

  Adjustments to reconcile
  loss from operations
  to net cash used by
  operating activities:
     Depreciation                        921            690           1,611
  Change in operating
  assets and liabilities:
     Increase (decrease) in
     accounts payable                    104         (3,002)           1,658

  Net Cash (Used) by
  Operating Activities                (8,755)       (11,714)        (34,670)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                    -         (4,605)         (4,605)

   Net Cash Used by
   Investing Activities                    -         (4,605)         (4,605)

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash             -              -          39,800

   Net Cash Provided by
   Financing Activities                    -              -          39,800

NET INCREASE (DECREASE) IN CASH       (8,755)       (16,319)            525

CASH AT BEGINNING OF PERIOD            9,280         25,599               -

CASH AT END OF PERIOD             $      525     $    9,280        $    525

CASH PAID FOR:

  Interest                        $       -      $       -         $     -
  Income taxes                    $       -      $       -         $     -

The accompanying notes are an integral part of these financial statements.

                            HIGHWAY ONE-OWEB, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                        December 31, 2001 and 2000

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

     e.  Provision for Taxes

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $38,170 that may be offset against future taxable income through 2021. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                 For the Years Ended
                                                     December 31,
                                                    2001        2000


       Income tax benefit at statutory rate          $    3,717 $  3,573
       Change in valuation allowance                     (3,717)  (3,573)
                                                     $        - $      -

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       e.  Provision for Taxes (Continued)

       Deferred tax assets (liabilities) are comprised of the following:

                                                  For the Years Ended
                                                      December 31,
                                                    2001       2000


       Income tax benefit at statutory rate          $ 14,506 $ 10,789
       Change in valuation allowance                  (14,506) (10,789)
                                                     $      - $      -

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

       g.  Basic Loss Per Share

                                   For the Year Ended
                                    December 31, 2001
                             Loss             Shares           Per Share
                         (Numerator)       (Denominator)         Amount

                         $   (9,780)       $ 2,348,000        $   (0.00)


                                   For the Year Ended
                                    December 31, 2000
                             Loss             Shares           Per Share
                         (Numerator)       (Denominator)         Amount

                         $   (9,402)       $ 2,348,000        $   (0.00)

       The computations of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

       h.  Property and Equipment

       Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

              Office equipment                           5 years

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000


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

NOTE 3 -      SUBSEQUENT EVENTS

       In March of 2002, the Company's president loaned the Company $10,000, which is unsecured, bears interest of 10% and is due upon demand.

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

Business Experience.
--------------------

          Pete Chandler, Director, President and Secretary. Mr. Chandler is 37 years of age. He was born and raised in northern Utah, where he received a Bachelor of Science degree in Finance from Weber State University in 1993. From 1983 to 1985, Mr. Chandler attended DeVry Institute of Technology in Phoenix, Arizona, where he studied Computer Information Science. In 1985 he formed Aqua Pure, a water filtration company, which he built into a prosperous venture over the next two years. Mr. Chandler next worked at the Internal Revenue Service for two years before joining the securities industry. From January 1994, to October, 1994, Mr. Chandler was employed as an agent for New York Life Insurance Company. He worked as an investment consultant at Everen Securities (formerly Kemper Securities) from October 1994, to October 1996. While at Everen Securities, Mr. Chandler earned the Eagles Loft award for outstanding performance. After exploring employment opportunities for approximately four months, Mr. Chandler was next employed as a Financial Markets Liaison at Jordan Richard Associates, a Salt Lake City financial public relations firm, from February, 1997 to July, 1998. From July, 1998 to the present, he has been Director of Research and Finance at Corporate Relations & Management, Inc., where he works as a consultant to businesses that are in or wish to enter the capital markets. Mr. Chandler is the only employee of Corporate Relations & Management, Inc.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          Mr. Chandler filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on or about May 6, 2000. There have been no changes in Mr. Chandler's stock ownership since that time.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Pete
Chandler,   12/31/99    0     0     0      0       0     0   0
Director,   12/31/00    0     0     0      0       0     0   0
President,  12/31/01    0     0     0      0       0     0   0
Secretary


          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2001, 2000, or 1999. The Company does not expect to compensate Mr. Chandler for services until it has generated revenues sufficient to pay such compensation. The Company does not expect to pay Mr. Chandler any salary until it has received annual operating revenues of at least $125,000 to $150,000. The Company has not entered into any compensation arrangement with Mr. Chandler as of the date of this Report. However, Mr. Chandler's compensation will not under any circumstances exceed the amount paid to other persons with similar experience and expertise performing similar services in the web site design industry. Mr. Chandler has no prior experience in web site design; accordingly, the Company believes that a starting salary of approximately $25,000 would be appropriate. Mr. Chandler has not been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          The only transactions between the Company and members of management, nominees to become a director or executive officer, 5% stockholders, or promoters or persons who may be deemed to be parents of the Company were: (i) the issuance to Pete Chandler of 2,000,000 "unregistered" and "restricted" shares of the Company's common stock in consideration of the sum of $5,000; and (ii) Mr. Chandler's loan of $10,000 to the Company on March 4, 2002. The loan is unsecured, bears interest at the rate of 10% per year, and is payable on demand. Mr. Chandler is the Company's President, Secretary and director, and is the beneficial owner of approximately 85% of its issued and outstanding common stock. See the captions "Business Development" and "Security Ownership of Certain Beneficial Owners and Management" of this Report.

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

Reports on Form 8-K

         8-K Current Report dated February 19, 2002, filed March 6, 2002

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

                                  HIGHWAY ONE-OWEB, INC.


Date:  4/1/02                   By /s/ Pete Chandler
      --------------              --------------------------------------
                                  Pete Chandler, Director, President and
                                  Secretary