Form 10QSB
period 2002-03-31
HIGHWAY ONE OWEB INC
filed 2002-05-14
CIK 1084263

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                               March 31, 2002

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

              March 31, 2002 and December 31, 2001

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                March 31,   December 31,
                                                   2002        2001
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                            $       7,282 $       525
                                                 ------------- -----------
  Total Current Assets                                   7,282         525
                                                 ------------- -----------
FIXES ASSETS (NET)                                       2,763       2,993
                                                 ------------- -----------
  TOTAL ASSETS                                   $      10,045 $     3,518
                                                 ============= ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                $       5,338 $     1,657
 Note payable-related party                             10,000           -
                                                 ------------- -----------
  Total Current Liabilities                             15,338       1,657
                                                 ------------- -----------
  TOTAL LIABILITIES                                     15,338       1,657
                                                 ------------- -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 2,348,000 shares issued and
  outstanding                                            2,348       2,348
 Additional paid-in capital                             37,452      37,452
 Deficit accumulated during the development stage      (45,093)    (37,939)
                                                 ------------- -----------
  Total Stockholders' Equity (Deficit)                  (5,293)      1,861
                                                 ------------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                      $      10,045 $     3,518
                                                 ============= ===========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                                  For the          March 17,
                                             Three Months Ended  1999 Through
                                                   March 31,       March 31,
                                               2002       2001        2002
REVENUES                                      $     150  $     150   $    450
                                              ---------  ---------   --------
EXPENSES

 General and administrative                       7,304      5,119     45,543
                                              ---------  ---------   --------
  Total Expense                                   7,304      5,119     45,543
                                              ---------  ---------   --------
NET LOSS                                      $ (7,154) $  (4,969)  $(45,093)
                                              =========  =========   ========
BASIC LOSS PER SHARE                              (0.00)     (0.00)
                                              =========  =========
BASIC WEIGHTED AVERAGE SHARES                 2,348,000  2,348,000
                                              =========  =========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Statement of Stockholders' Equity
                                                                Deficit
                                                              Accumulated
                                                 Additional    During the
                              Common Stock        Paid-In     Development
                            Shares     Amount     Capital        Stage
Balance at inception on
 March 17, 1999                    -    $    -    $     -    $      -

Issuance of common stock for
 cash at $0.0025 per share   2,000,000     2,000      3,000         -

Issuance of common stock
 for cash at $0.10 per share   348,000       348     34,452         -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                 -         -          -       (18,757)
                             ---------   -------   --------   ---------
Balance, December 31, 1999   2,348,000     2,348     37,452     (18,757)

Net loss for the year
 ended December 31, 2000           -         -          -        (9,402)
                             ---------  --------  ---------  ----------
Balance, December 30, 2000   2,348,000     2,348     37,452     (28,159)

Net loss for the year ended
ended December 31, 2001            -         -          -        (9,780)
                             ---------  --------  ---------    --------
Balance, December 31, 2001   2,348,000     2,348     37,452     (37,939)

Net loss for the three months
ended March 31, 2002
(unaudited)                        -         -          -        (7,154)
                             ---------  --------  ---------    --------
Balance, March 31, 2002
(unaudited)                  2,348,000  $  2,348  $  37,452    $(45,093)
                             =========  ========  =========    ========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                               Inception on
                                                                 March 17,
                                 For the Three Months Ended    1999 Through
                                        March 31,               March 31,
                                 2002                2001          2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                           $   (7,154)  $   (4,969)   $  (45,093)
Adjustments to reconcile loss from
 operations to net cash used by
 operating activities:
   Depreciation                             231          231         1,842
 Change in operating assets and
 liabilities:
   (Decrease) in accounts payable         3,680        3,680         5,338
                                     ----------   ----------    ----------
       Net Cash (Used) by
       Operating Activities              (3,243)      (1,656)      (37,913)
                                     ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                         -            -        (4,605)
                                     ----------   ----------    ----------
       Net Cash Used by Investing
       Activities                             -            -        (4,605)
                                     ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related
 party                                   10,000            -        10,000
Common stock issued for cash                  -            -        39,800
                                     ----------   ----------    ----------
       Net Cash Provided by Financing
       Activities                        10,000            -        49,800
                                     ----------   ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        6,757       (1,656)        7,282

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                  525        9,280             -
                                     ----------   ----------    ----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                              $ 7,282     $  7,624     $   7,282

CASH PAID FOR:

Interest                                $     -     $      -     $       -
Income taxes                            $     -     $      -     $       -

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Results of Operations.
----------------------

          During the quarterly period ended March 31, 2002, the Company received $150 in revenues. During that period, our total expenses were $7,304. For the three months ended March 31, 2001, the Company received $150 in revenues and had expenses of $5,119. Total expenses during the period from inception on March 17, 1999 through March 31, 2002, were $45,543; the Company has incurred net losses of ($7,154), ($4,969) and ($45,093) during the three months ended March 31, 2002, the three months ended March 31, 2001, and during the period from inception on March 17, 1999 through March 31, 2002, respectively.

Liquidity.
----------

          At March 31, 2002, the Company had total current assets of $7,282 and total liabilities of $15,338. On March 4, 2002, Pete Chandler loaned $10,000 to the Company and management believes that the Company's cash on hand will be sufficient to allow it to continue operations. However, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of web site design and hosting clients. The Company has not yet commenced material operations and it can provide no assurance that it will be successful in this regard.

Forward-Looking Information.
----------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          On February 15, 2002, Pete Chandler, who is the sole director of the Company, resolved to terminate an Agreement and Plan of Merger that the Company had entered into with Export Erez USA, Inc. This matter was discussed in our Current Report on Form 8-K, dated February 19, 2002, which was filed with the Securities and Exchange Commission on March 6, 2002, and which is incorporated herein by reference. See Item 6 of this Report.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

          8-K Current Report dated February 19, 2002, filed March 6, 2002.*

          *  Incorporated herein by reference.

                                SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HIGHWAY ONE-OWEB, INC.


Date: 5-14-02                           By: /s/ Pete Chandler
     ----------                            --------------------
                                           Pete Chandler
                                           Director and President