Form 10QSB
period 2002-06-30
HIGHWAY ONE OWEB INC
filed 2002-08-13
CIK 1084263

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                                 June 30, 2002

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

               June 30, 2002 and December 31, 2001

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                 June 30,   December 31,
                                                   2002        2001
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                            $       2,311 $       525
                                                 ------------- -----------
  Total Current Assets                                   2,311         525
                                                 ------------- -----------
FIXES ASSETS (NET)                                       2,533       2,993
                                                 ------------- -----------
  TOTAL ASSETS                                   $       4,844 $     3,518
                                                 ============= ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                $       1,941 $     1,657
 Accrued expenses                                          500           -
 Note payable-related party                             10,000           -
                                                 ------------- -----------
  Total Current Liabilities                             12,441       1,657
                                                 ------------- -----------
  TOTAL LIABILITIES                                     12,441       1,657
                                                 ------------- -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 2,348,000 shares issued and
  outstanding                                            2,348       2,348
 Additional paid-in capital                             37,452      37,452
 Deficit accumulated during the development stage      (47,397)    (37,939)
                                                 ------------- -----------
  Total Stockholders' Equity (Deficit)                  (7,597)      1,861
                                                 ------------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                      $       4,844 $     3,518
                                                 ============= ===========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                For the            For the         March 17,
                           Three Months Ended Six Months Ended   1999 Through
                                June 30,           June 30,         June 30,
                          2002          2001   2002       2001        2002
REVENUES               $       -    $     -   $    150   $   150   $    450
                       ---------    -------   --------   -------   --------
EXPENSES

 General and
 administrative            1,804      1,418      9,108     6,537     47,347
                       ---------    -------   --------   -------   --------
  Total Expense            1,804      1,418      9,108     6,537     47,347
                       ---------    -------   --------   -------   --------
LOSS FROM OPERATIONS   $  (1,804)   $(1,418)  $ (8,958)  $(6,387)  $(46,897)
                       ---------    -------   --------   -------   --------
OTHER (EXPENSES)
 Interest Expense           (500)         -       (500)        -       (500)
                       ---------    -------   --------   -------   --------
  Total Other (Expense)     (500)         -       (500)        -       (500)
                       ---------    -------   --------   -------   --------
NET LOSS               $  (2,304)   $(1,418)  $ (9,458)  $(6,387)  $(47,397)
                       =========    =======   ========   =======   ========
BASIC LOSS PER SHARE   $   (0.00)   $ (0.00)  $  (0.00)  $ (0.00)
                       =========    =======   ========   =======
BASIC WEIGHTED AVERAGE
 SHARES                2,348,000  2,348,000  2,348,000 2,348,000
                       =========  =========  ========= =========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
            Statement of Stockholders' Equity (Deficit)
                                                                Deficit
                                                              Accumulated
                                                 Additional    During the
                              Common Stock        Paid-In     Development
                            Shares     Amount     Capital        Stage
Balance at inception on
 March 17, 1999                    -    $    -    $     -    $      -

Issuance of common stock for
 cash at $0.0025 per share   2,000,000     2,000      3,000         -

Issuance of common stock
 for cash at $0.10 per share   348,000       348     34,452         -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                 -         -          -       (18,757)
                             ---------   -------   --------   ---------
Balance, December 31, 1999   2,348,000     2,348     37,452     (18,757)

Net loss for the year
 ended December 31, 2000           -         -          -        (9,402)
                             ---------  --------  ---------  ----------
Balance, December 30, 2000   2,348,000     2,348     37,452     (28,159)

Net loss for the year ended
ended December 31, 2001            -         -          -        (9,780)
                             ---------  --------  ---------    --------
Balance, December 31, 2001   2,348,000     2,348     37,452     (37,939)

Net loss for the six months
ended June 30, 2002
(unaudited)                        -         -          -        (9,458)
                             ---------  --------  ---------    --------
Balance, June 30, 2002
(unaudited)                  2,348,000  $  2,348  $  37,452    $(47,397)
                             =========  ========  =========    ========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                               Inception on
                                                                 March 17,
                                 For the Six Months Ended      1999 Through
                                         June 30,                June 30,
                                 2002                2001          2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                           $   (9,458)  $   (6,387)   $  (47,397)
Adjustments to reconcile loss from
 operations to net cash used by
 operating activities:
   Depreciation                             461          461         2,072
 Change in operating assets and
 liabilities:
   Increase decrease in accounts payable    283         (316)        1,941
   Increase in accrued expenses             500            -           500
                                     ----------   ----------    ----------
       Net Cash Used by
       Operating Activities              (8,214)      (6,242)      (42,884)
                                     ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                         -            -        (4,605)
                                     ----------   ----------    ----------
       Net Cash Used by Investing
       Activities                             -            -        (4,605)
                                     ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related
 party                                   10,000            -        10,000
Common stock issued for cash                  -            -        39,800
                                     ----------   ----------    ----------
       Net Cash Provided by Financing
       Activities                        10,000            -        49,800
                                     ----------   ----------    ----------
NET INCREASE (DECREASE) IN CASH           1,786       (6,242)        2,311

CASH AT BEGINNING OF PERIOD                 525        9,280             -
                                     ----------   ----------    ----------
CASH AT END OF PERIOD                $    2,311   $    3,038    $    2,311
                                     ==========   ==========    ==========
CASH PAID FOR:

Interest                                $     -     $      -     $       -
Income taxes                            $     -     $      -     $       -

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Item 2.   Management's Discussion and Analysis or Plan of operation.

Plan of Operation.
------------------

        The Company is a development stage company that has had very limited operations to date. Management has become aware of the plan of the National Association of Securities Dealers, Inc., to replace the OTC Bulletin Board with a new exchange to be known as the "BBX." Management does not believe that the Company as it currently exists will be able to meet the new listing standards of the BBX. Therefore, in order to create maximum value for stockholders, we will begin seeking other businesses to acquire that may allow the Company to qualify for listing on the BBX. As of the date of this Report, we have not identified any suitable business. At such time as we complete a merger or acquisition, we will promptly file a Current Report on Form 8-K disclosing the transaction.

Results of Operations.
----------------------

          During the quarterly period ended June 30, 2002, the Company received $0 in revenues. During that period, our total expenses were $1,804. For the three months ended June 30, 2001, the Company received $0 in revenues and had expenses of $1,418. For the six months ended June 30, 2002, the Company received $150 in revenues and had expenses of $9,108. Total expenses during the period from inception on March 17, 1999 through June 30, 2002, were $46,897; the Company has incurred net losses of ($2,304), ($9,458) and ($47,397) during the three months ended June 30, 2002, the six months ended June 30, 2002, and during the period from inception on March 17, 1999 through June 30, 2002, respectively.

Liquidity.
----------

          At June 30, 2002, the Company had total current assets of $2,311 and total liabilities of $12,441. On March 4, 2002, Pete Chandler loaned $10,000 to the Company and management believes that the Company's cash on hand will be sufficient to allow it to seek a suitable merger or acquisition candidate through the end of the third quarter of 2002. Because the Company has not yet commenced material operations, we expect that any future capital requirements will be met through additional loans from management.

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

                                        HIGHWAY ONE-OWEB, INC.


Date: 8-13-02                           By: /s/ Pete Chandler
     ----------                            --------------------
                                           Pete Chandler
                                           Director and President

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Highway One-OWEB (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pete Chandler, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: 8-13-02                         /s/ Pete Chandler
           ------------                    -----------------------------
                                           Pete Chandler, President