Form 10QSB
period 2002-09-30
HIGHWAY ONE OWEB INC
filed 2002-11-13
CIK 1084263

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                             September 30, 2002

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

                       FINANCIAL STATEMENTS

             September 30, 2002 and December 31, 2001

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                              September 30,   December 31,
                                                   2002        2001
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                            $       1,544 $       525
                                                 ------------- -----------
  Total Current Assets                                   1,544         525
                                                 ------------- -----------
FIXES ASSETS (NET)                                       2,303       2,993
                                                 ------------- -----------
  TOTAL ASSETS                                   $       3,847 $     3,518
                                                 ============= ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                $       2,932 $     1,657
 Accrued expenses                                          750           -
 Note payable-related party                             10,000           -
                                                 ------------- -----------
  Total Current Liabilities                             13,682       1,657
                                                 ------------- -----------
  TOTAL LIABILITIES                                     13,682       1,657
                                                 ------------- -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 2,348,000 shares issued and
  outstanding                                            2,348       2,348
 Additional paid-in capital                             37,452      37,452
 Deficit accumulated during the development stage      (49,635)    (37,939)
                                                 ------------- -----------
  Total Stockholders' Equity (Deficit)                  (9,835)      1,861
                                                 ------------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                      $       3,847 $     3,518
                                                 ============= ===========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                For the            For the         March 17,
                           Three Months Ended Nine Months Ended  1999 Through
                             September 30,      September 30,   September 30,
                          2002          2001   2002       2001        2002
REVENUES               $       -    $     -   $    150   $   150   $    450
                       ---------    -------   --------   -------   --------
EXPENSES

 Depreciation                230        491        690       691      2,302
 General and
 administrative            1,758      1,001     10,406     7,338     47,033
                       ---------    -------   --------   -------   --------
  Total Expense            1,988      1,492     11,096     8,029     49,335
                       ---------    -------   --------   -------   --------
LOSS FROM OPERATIONS   $  (1,988)   $(1,492)  $(10,946)  $(7,879)  $(48,885)
                       ---------    -------   --------   -------   --------
OTHER (EXPENSES)
 Interest Expense           (250)         -       (750)        -       (750)
                       ---------    -------   --------   -------   --------
  Total Other (Expense)     (250)         -       (750)        -       (750)
                       ---------    -------   --------   -------   --------
NET LOSS               $  (2,238)   $(1,492)  $(11,696)  $(7,879)  $(49,635)
                       =========    =======   ========   =======   ========
BASIC LOSS PER SHARE   $   (0.00)   $ (0.00)  $  (0.00)  $ (0.00)
                       =========    =======   ========   =======
BASIC WEIGHTED AVERAGE
 SHARES                2,348,000  2,348,000  2,348,000 2,348,000
                       =========  =========  ========= =========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
            Statement of Stockholders' Equity (Deficit)
                                                                Deficit
                                                              Accumulated
                                                 Additional    During the
                              Common Stock        Paid-In     Development
                            Shares     Amount     Capital        Stage
Balance at inception on
 March 17, 1999                    -    $    -    $     -    $      -

Issuance of common stock for
 cash at $0.0025 per share   2,000,000     2,000      3,000         -

Issuance of common stock
 for cash at $0.10 per share   348,000       348     34,452         -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                 -         -          -       (18,757)
                             ---------   -------   --------   ---------
Balance, December 31, 1999   2,348,000     2,348     37,452     (18,757)

Net loss for the year
 ended December 31, 2000           -         -          -        (9,402)
                             ---------  --------  ---------  ----------
Balance, December 30, 2000   2,348,000     2,348     37,452     (28,159)

Net loss for the year ended
ended December 31, 2001            -         -          -        (9,780)
                             ---------  --------  ---------    --------
Balance, December 31, 2001   2,348,000     2,348     37,452     (37,939)

Net loss for the nine months
ended September 30, 2002
(unaudited)                        -         -          -       (11,696)
                             ---------  --------  ---------    --------
Balance, June 30, 2002
(unaudited)                  2,348,000  $  2,348  $  37,452    $(49,635)
                             =========  ========  =========    ========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                               Inception on
                                                                 March 17,
                                 For the Nine Months Ended     1999 Through
                                       September 30,           September 30,
                                 2002                2001          2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                           $  (11,696)  $   (7,879)   $  (49,635)
Adjustments to reconcile loss from
 operations to net cash used by
 operating activities:
   Depreciation                             690          691         2,302
 Change in operating assets and
 liabilities:
   Increase decrease in accounts payable  1,275          270         2,932
   Increase in accrued expenses             750            -           750
                                     ----------   ----------    ----------
       Net Cash Used by
       Operating Activities              (8,981)      (6,918)      (43,651)
                                     ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                         -            -        (4,605)
                                     ----------   ----------    ----------
       Net Cash Used by Investing
       Activities                             -            -        (4,605)
                                     ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related
 party                                   10,000            -        10,000
Common stock issued for cash                  -            -        39,800
                                     ----------   ----------    ----------
       Net Cash Provided by Financing
       Activities                        10,000            -        49,800
                                     ----------   ----------    ----------
NET INCREASE (DECREASE) IN CASH           1,019       (6,918)        1,544

CASH AT BEGINNING OF PERIOD                 525        9,280             -
                                     ----------   ----------    ----------
CASH AT END OF PERIOD                $    1,544   $    2,362    $    1,544
                                     ==========   ==========    ==========
CASH PAID FOR:

Interest                                $     -     $      -     $       -
Income taxes                            $     -     $      -     $       -

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
            September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.
       The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 2002, the Company received $0 in revenues. During that period, our total expenses were
$1,988. For the three months ended September 30, 2001, the Company received $0 in revenues and had expenses of $1,492. For the nine months ended September 30, 2002, the Company received $150 in revenues and had expenses of
$11,096.   For the nine months ended September 30, 2001, the Company received
$150 in revenues andhad expenses of $8,029. Total expenses during the period from inception on March 17, 1999 through September 30, 2002, were $49,335; the Company has incurred net losses of ($1,988), ($10,946) and ($48,885) during the three months ended September 30, 2002, the nine months ended September 30, 2002, and during the period from inception on March 17, 1999 through September 30, 2002, respectively.

Liquidity.
----------

          At September 30, 2002, the Company had total current assets of $1,544 and total liabilities of $13,682. On March 4, 2002, Pete Chandler loaned $10,000 to the Company and management believes that the Company's cash on hand will be sufficient to allow it to continue operations. However, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient base of web site design and hosting clients. The Company has not yet commenced material operations and it can provide no assurance that it will be successful in this regard.

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

Item 3.  Controls and Procedures.

         (a)  Evaluation of Disclosure Controls and Procedures

         Highway One's President has evaluated the company's disclosure controls and procedures as of November 7, 2002, and he concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 7, 2002.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          None.

          (b)  Reports on Form 8-K.

          8-K Current Report dated February 19, 2002, filed March 6, 2002.

                                SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HIGHWAY ONE-OWEB, INC.


Date: 11/11/02                          By:/s/Pete Chandler
     ----------                            --------------------
                                           Pete Chandler
                                           Director and President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Pete Chandler, President of Highway One O-Web, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Highway One O-Web, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002            Signature:/s/Pete Chandler
                                     Pete Chandler
                                     President