Form 10QSB/A
period 2002-09-30
HIGHWAY ONE OWEB INC
filed 2002-11-14
CIK 1084263

FORM 10-QSB-A1

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

                             September 30, 2002

                                 2,348,000

          This amended Quarterly Report on Form 10-QSB is filed for the sole purpose of filing the attached Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was inadvertently omitted from our prior filing.

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Highway One-OWEB (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pete Chandler, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: 11-13-02                        /s/ Pete Chandler
           ------------                    -----------------------------
                                           Pete Chandler, President