Form 10KSB
period 2002-12-31
HIGHWAY ONE OWEB INC
filed 2003-04-15
CIK 1084263

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549


                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2002
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                                      0-26695
                                      -------
                                 Commission File No.



                            Highway One-Oweb, Inc.
                            ----------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                             87-0636107
           ----                                             ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                                 2001 Potomac
                              Houston, Texas 77057
                              --------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (713) 785-6809

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:

                   $0.001 Par Value Common Voting Stock
                   ------------------------------------
                              Title of Class

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2002 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

     April 7, 2003 - $2,348. There are approximately 2,348,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no "established public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     None; Not applicable

                      (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                   22,348,000
                                   ----------
                                  April 7, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization, Charter Amendments and General History
     ----------------------------------------------------

     Highway One-OWEB, Inc., a Utah corporation ("Highway One"), was organized under the laws of the State of Utah on March 17, 1999. Following its organization, it conducted an offering of a minimum of 300,000 shares and a maximum of 1,000,000 shares of common stock at a price of $0.10 per share. This offering was conducted under Rule 504 of Regulation D of the Securities and Exchange Commission and applicable state laws, rules and regulations. The offering was subsequently closed, with the Company having received gross proceeds of $34,800.

     Changes of Control
     ------------------

     On February 7, 2002, which is subsequent to the date of this Report, we entered into a Purchase Agreement between Highway One, Pete Chandler and Benjamin Hansel. At the time the parties executed the Purchase Agreement, Mr. Chandler was our sole director and President and was the owner of 2,000,000 shares, constituting approximately 85.2% of our issued and outstanding common stock. Under the Purchase Agreement, Mr. Chandler, as our sole director, executed a resolution by which we issued 20,000,000 "unregistered" and "restricted" shares of our common stock to Mr. Hansel in consideration of Mr. Hansel's agreement to serve as director and executive officer of Highway One and his payment of all of Highway One's costs and expenses incurred in connection with the Purchase Agreement. For more information regarding the Purchase Agreement, see the Current Report on Form 8-K dated February 7, 2003, which was filed with the Securities and Exchange Commission on February 12, 2003, and which is incorporated herein by this reference. See Item 13 of this Report.

     On February 20, 2003, which is also subsequent to the date of this Report, Highway One and Michele Audio Corporation, a New Jersey corporation ("Michele Audio"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Under the Merger Agreement, we agreed that the outstanding shares of Michele Audio, with the exception of any dissenting shares, shall be converted into 9,392,000 "unregistered" and "restricted" shares of Highway One's common stock on a post-split basis or 80% of our issued and outstanding capital stock on a fully diluted basis.

     Upon completion of the Merger Agreement, the business operations of Highway One would be the operations of Michele Audio and the stockholders of Michele Audio would become the controlling stockholders of Highway One. In addition, our current sole director would resign and the nominees of Michele Audio would be appointed to serve on our Board of Directors.

     As of the date of this Report, the Merger Agreement is still subject to due diligence by the parties and has not been completed. The Merger Agreement is subject to modification and there is no assurance that it will be completed or that, if it is, that it will be completed on its current terms or that our operations will be successful. If and when we complete the Merger Agreement, we will promptly file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the transaction and the business operations of Michele Audio. The Merger Agreement is attached hereto and incorporated herein by reference. See Item 13 of this Report.

Business.
---------
     Highway One was formed for the purpose of developing and marketing internet web page design and maintenance for companies that have not previously used the internet to market their goods and services. However, these operations were not successful and we entered into the Purchase Agreement and the Merger Agreement in an effort to establish a successful business operation for our stockholders.

     Other than the above-referenced matters, Highway One has had no material business operations since its inception. If we are unable to complete the Merger Agreement, we will continue to seek the acquisition of assets, property or business that may benefit Highway One and its stockholders. To that extent, Highway One may be deemed to be a "blank check" company. Because we have limited assets and conduct no business, management anticipates that any such acquisition would require us to issue shares of our common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. Our Board of Directors shall make the final determination whether to complete the Merger Agreement or any other such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, our Articles of Incorporation or Bylaws, or contract. The Merger Agreement may be modified before it is consummated. We make no assurance that our operations will be profitable or successful following any completion of the Merger Agreement or the acquisition of any other future enterprise.

     Highway One is not currently engaging in any substantive business activity and, with the exception of the operations of Michele Audio if the Merger Agreement is completed, has no plans to engage in any such activity in the foreseeable future. In its present form, Highway One may be deemed to be a vehicle to acquire or merge with a business or company. If we do not complete the Merger Agreement, we do not intend to restrict our search to any particular business or industry, and the areas in which we will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require Highway One to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of our outstanding shares following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in Highway One.

     In the event that we complete the Merger Agreement or engage in any other transaction resulting in a change of control of Highway One and/or the acquisition of a business, we will be required to file with the Securities and Exchange Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     If we are not able to complete the Merger Agreement, management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of Michele Audio or any other entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to Highway One, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     If and when we complete the Merger Agreement, our business operations would immediately become those of Michele Audio. If we do not complete the Merger Agreement, we are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of our director, executive officer and principal stockholder, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which Highway One eventually participates. Such persons may include our directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Our current director, executive officer and controlling stockholder does not have any ownership interest in Michele Audio. However, if the Michele Audio merger is not completed, the possibility exists that we may acquire or merge with a business or company in which our executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by Highway One and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services.
--------------------------------

     If and when we complete the Merger Agreement, our business operations will become those of Michele Audio and these operations will be timely disclosed in a Current Report on Form 8-K and Highway One's periodic reports to be filed with the Securities and Exchange Commission. Otherwise, the limited business operations of Highway One, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by our company will be to maintain its good standing in the State of Utah and to seek out and investigate the acquisition of any viable business opportunity through the exchange for our securities or pursuant to a reorganization or merger through which our securities will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Upon any completion of the Merger Agreement, our distribution methods will be those of Michele Audio. If the Merger Agreement is not completed, management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; Highway One may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; Not applicable.
Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by Highway One; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of Highway One or any other entity; however, Highway One, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the lack of any substantive operations by Highway One since its inception.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; Not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; Not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
-------------------

     None; Not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because Highway One currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that we complete the Merger Agreement with Michele Audio or engage in a merger or acquisition transaction with another entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like Highway One, and may make the use of these companies obsolete.

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
-------------------------

     None; Not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; Not applicable. However, environmental laws, rules and regulations may have an adverse effect on Michele Audio or any other business venture that we may view as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to us for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None; Not applicable.

Item 2. Description of Property.
---------------------------------
     Highway One has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its sole director and executive officer, Benjamin Hansel, and are currently provided at no cost. Because Highway One currently has no business, its activities will be limited to keeping itself in good standing in the State of Utah, and completing the Merger Agreement. If and when we complete the Merger Agreement, our business operations will become those of Michele Audio. If we do not complete the Michele Audio merger, we will continue to seek out acquisitions, reorganizations or mergers and prepare and file the appropriate reports with the Securities and Exchange Commission. To date, these activities have consumed an insubstantial amount of management's time.

Item 3. Legal Proceedings.
---------------------------

     We are not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of Highway One or owner of record or beneficially of more than five percent of our common stock is a party adverse to Highway One or has a material interest adverse to Highway One in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     During the fourth quarter of the fiscal year covered by this Report, no matter was submitted to a vote of our security holders, whether through the solicitation of proxies or otherwise.

                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol
"HWOO;" however, the market for shares of our common stock is extremely limited and only commenced in the third quarter of 2000. No assurance can be given that any established trading market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by Messrs. Chandler and/or Hansel or others may have a substantial adverse impact on any such public market. See the heading "Recent Sales of Unregistered Securities," and the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

     The high and low bid prices for our shares of common stock for our last two completed fiscal years are as follows:


                                                      Bid
                                                      ---
Quarter ending:                         High                      Low
                                        ----                      ---
January 2, 2001, through
March 30, 2001                          $0.4375                   $0.25

April 2, 2001, through
June 29, 2001                           $0.25                     $0.03

July 2, 2001, through
September 28, 2001                      $0.04                     $0.03

October 1, 2001 through
December 31, 2001                       $0.03                     $0.03

January 2, 2002 through
March 28, 2002                          $0.03                     $0.02

April 1, 2002 through
June 28, 2002                           $0.02                     $0.02

July 1, 2002 through
September 30, 2002                      $0.03                     $0.02

October 1, 2002 through
December 31, 2002                       $0.03                     $0.03

          These bid prices were obtained from Pink Sheets, LLC (formerly known as the "National Quotation Bureau, Inc.") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders.
--------

     The number of record holders of our securities as of the date of this Report is approximately 29. This figure does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends.
----------

     Highway One has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of Highway One cannot be ascertained with any certainty, and until we complete any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

     The following table indicates all securities that we have sold during the past three years without registering the securities under the Securities Act of 1933, as amended:

                     Date                 Number of         Aggregate
     Name            Acquired             Shares            Consideration
     ----            --------            ---------          -------------

Benjamin Hansel       2/7/03            20,000,000              *

     * Mr. Hansel received these shares in consideration of his agreement to serve as a director and executive officer of Highway One and to pay all costs and expenses incurred in connection with the Purchase Agreement. See the Part III, Item 13 of this Report.

     The offer and sale of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Sections 3(b) and/or 4(2) thereof, and from similar applicable states' securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     Other than entering into the aforementioned Purchase Agreement and Merger Agreement, Highway One has not engaged in any material operations or had any revenues from operations during the last calendar year. We have received only $300 in revenues from operations during since our inception on March 17, 1999. Our plan of operation for the next 12 months is complete the Merger Agreement with Michele Audio. Following such completion, our operations will become those of Michele Audio. If we are unable to complete the Merger Agreement, we will continue to seek the acquisition of assets, properties or businesses that may benefit Highway One and its stockholders. Management anticipates that to achieve any such acquisition, we will issue shares of our common stock as the sole consideration for such acquisition.

     If we do not complete the Merger Agreement, our only foreseeable cash requirements for the next 12 months will relate to maintaining Highway One in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to Highway One. Because we have not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to Highway One than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report, we are working toward the completion of the Merger Agreement and have not begun to seek any such venture.

     Forward-Looking Information.
     ----------------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Highway One, including, without limitation, statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission:
(i) general economic or industry conditions, nationally and/or in the communities in which we may conduct business; (ii) changes in the interest rate environment, legislation or regulatory requirements; (iii) conditions of the securities markets; (iv) changes in any industry in which we may engage;
(v) the development of products or services that may be superior to any products or services that we may offer or develop; (vi) competition;
(vii) changes in the quality or composition of products or services that we may develop; (viii) our ability to develop new products or services; (ix) our ability to raise capital; (x) changes in accounting principals, policies or guidelines; (xi) financial or political instability; (xii) acts of war or terrorism; (xiii) other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Highway One does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2002, and 2001

          Independent Auditors' Report

          Balance Sheet - December 31, 2002

          Statement of Operations From Inception on on March 17, 1999, through December 31, 2002

          Statements of Stockholders' Equity
          from Inception on March 17, 1999, through
          December 31, 2002

          Statement of Cash Flows from Inception
          on March 17, 1999, through December 31, 2002

          Notes to Financial Statements

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)

                             FINANCIAL STATEMENTS

                              December 31, 2002

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

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . 5

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . 6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . 7

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . 8

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Highway One-OWeb, Inc.
(A Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheet of Highway One-OWeb, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception on March 17, 1999 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highway One-OWeb, Inc. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception on March 17, 1999 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 24, 2003

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                                Balance Sheet


                                    ASSETS

                                                             December 31,
                                                                 2002
CURRENT ASSETS

 Cash                                                       $      607
                                                            ----------
  Total Current Assets                                             607
                                                            ----------
FIXES ASSETS (NET)(Note 1)                                       2,072
                                                            ----------
  TOTAL ASSETS                                              $    2,679
                                                            ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                           $    4,231
 Note payable-related party (Note 3)                            10,000
 Accrued expenses                                                1,000
                                                            ----------
  Total Current Liabilities                                     15,231
                                                            ----------
  TOTAL LIABILITIES                                             15,231
                                                            ----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 100,000,000 shares authorized of $0.001
  par value, 2,348,000 shares issued and outstanding             2,348
 Additional paid-in capital                                     37,452
 Deficit accumulated during the development stage              (52,352)
                                                            ----------
  Total Stockholders' Equity (Deficit)                         (12,552)
                                                            ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $    2,679
                                                            ==========

The accompanying notes are an integral part of these financial statements.

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                          Statements of Operations
                                                                     >From

                                                                 Inception on
                                                                   March 17,
                               For the Years Ended               1999 Through
                                   December 31,                  December 31,
                            2002              2001                    2002
REVENUES                    $         -       $        150       $        300
                            -----------       ------------       ------------
EXPENSES

 General and administrative      13,413              9,930             51,652
                            -----------       ------------       ------------
   Total Expenses                13,413              9,930             51,652
                            -----------       ------------       ------------
LOSS FROM OPERATIONS        $   (13,413)      $     (9,780)      $    (51,652)
                            -----------       ------------       ------------
OTHER EXPENSES

 Interest expense                (1,000)                 -             (1,000)
                            -----------       ------------       ------------

    Total Other Expenses         (1,000)                 -             (1,000)
                            -----------       ------------       ------------
NET LOSS                    $   (14,413)      $     (9,780)      $    (52,352)
                            ===========       ============       ============
BASIC LOSS PER SHARE              (0.01)             (0.00)
                            ===========       ============
BASIC WEIGHTED
 AVERAGE SHARES               2,348,000          2,348,000
                            ===========       ============

The accompanying notes are an integral part of these financial statements.

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                 Statement of Stockholders' Equity (Deficit)
                                                                  Deficit
                                                                Accumulated
                                         Additional              During the
                  Common Stock            Paid-In               Development
                Shares      Amount        Capital                  Stage
Balance at
 inception on
 March 17, 1999              -     $       -        $       -   $        -

Issuance of
common stock
for cash at
$0.0025 per share     2,000,000        2,000            3,000            -

Issuance of
common stock
for cash at
$0.10 per share         348,000          348           34,452            -

Net loss from
inception on
March 17, 1999
through
December 31, 1999             -            -                -        (18,757)
                      ---------       -------        --------      ---------
Balance,
December
31, 1999              2,348,000         2,348          37,452        (18,757)

Net loss for
the year ended
December 31, 2000             -             -               -         (9,402)
                      ---------       -------        --------       --------
Balance,
December 31, 2000     2,348,000         2,348          37,452        (28,159)

Net loss for
the year ended
December 31, 2001             -             -               -         (9,780)
                      ---------       -------        --------       --------
Balance,
December 31, 2001     2,348,000         2,348          37,452        (37,939)

Net loss for the
year ended
December 31, 2002             -             -               -        (14,413)
                      ---------       -------        --------       --------
Balance,
December 31, 2002     2,348,000       $ 2,348        $ 37,452       $(52,352)
                      =========       =======        ========       ========

The accompanying notes are an integral part of these financial statements.

                            HIGHWAY ONE-OWEB, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                                                    From
                                                                 Inception on
                                                                  March 17,
                                 For the Years Ended             1999 Through
                                     December 31,                December 31,
                                 2002             2001               2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                        $    (14,413)     $  (9,780)    $   (52,352)
  Adjustments to reconcile
  loss from operations
  to net cash used by
  operating activities:
     Depreciation                        921            921           2,532
  Change in operating
  assets and liabilities:
     Increase in accounts payable      2,574            104           4,232
     Increase in accrued expenses      1,000              -           1,000
                                ------------      ---------     -----------
  Net Cash Used by
  Operating Activities                (9,918)        (8,755)        (44,588)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                    -              -          (4,605)
                                ------------      ---------     -----------
   Net Cash Used by
   Investing Activities                    -              -          (4,605)
                                ------------      ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash             -              -          39,800
  Proceeds from note payable-
   related party                      10,000              -          10,000
                                ------------      ---------     -----------
   Net Cash Provided by
   Financing Activities               10,000              -          49,800
                                ------------      ---------     -----------
NET INCREASE (DECREASE) IN CASH           82         (8,755)            607

CASH AT BEGINNING OF PERIOD              525          9,280               -
                                ------------      ---------     -----------
CASH AT END OF PERIOD           $        607      $     525     $       607
                                ============      =========     ===========
CASH PAID FOR:

  Interest                      $          -      $       -     $         -
  Income taxes                  $          -      $       -     $         -

The accompanying notes are an integral part of these financial statements.

                            HIGHWAY ONE-OWEB, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                        December 31, 2002 and 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Highway One-OWeb, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and accompanying notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

     a.  Organization and Business Activities

     Highway One-OWeb, Inc. (the Company) was incorporated in the State of Utah on March 17, 1999 to engage in any lawful activity, but more particularly to assist companies in marketing their goods and services on the internet. Since its inception, the Company has been classified as a development stage company, due to the fact that it has not yet commenced planned principal operations.

     b.  Fiscal Year

     The Company operates on a calendar year basis.

     c.  Revenue Recognition

     The Company currently has no significant source of revenues. Revenue recognition policies will be determined when principal operations begin.

     d.  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e.  Provision for Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
          Notes to the Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      e.  Provision for Taxes (Continued)


       Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                    2002         2001

          Deferred tax assets:
              NOL Carryover                      $  20,709    $  14,506

          Deferred tax liabilities:
              Depreciation                            (291)           -
                                                 ---------    ---------
          Valuation allowance                      (20,418)     (14,506)
                                                 ---------    ---------
          Net deferred tax asset                 $       -    $       -
                                                 =========    =========

       The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                    2002          2001

       Book loss                                 $   (5,607)   $ (3,814)
       State Tax                                       (100)       (100)
       Other                                              -         197
       Valuation allowance                            5,707       3,717
                                                 ----------    --------
                                                 $        -    $      -
                                                 ==========    ========

       At December 31, 2002, the Company had net operating loss carryforwards of approximately $53,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
          Notes to the Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Basic Loss Per Share

                                   For the Year Ended
                                   December 31, 2002
                           Loss          Shares        Per Share
                       (Numerator)    (Denominator)      Amount
                         $(14,413)    $  2,348,000     $  (0.01)


                                   For the Year Ended
                                   December 31, 2001
                           Loss          Shares        Per Share
                       (Numerator)    (Denominator)      Amount
                         $ (9,780)    $  2,348,000     $  (0.00)

       The computations of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

       g.  Property and Equipment

       Property and equipment consists of computer equipment and is stated at cost. Depreciation is computed using the straight-line method over a five-year useful life. Depreciation expense for the years ended December 31, 2002 and 2001 was $921 per year.

        h. Newly Issued Accounting Pronouncements

       During the year ended December 31, 2002 the Company adopted the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," and FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148)." Management does not believe these pronouncements will have a material effect on the Company's financial statements.

       i.  Executive Compensation

       During the year ended December 31, 2002 various services were contributed to the Company by members of its Board of Directors. The aggregate value of these contributed services was determined to be immaterial to the financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
          Notes to the Financial Statements (Continued)
                    December 31, 2002 and 2001


NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking additional financing from a private placement of common stock.

NOTE 3 - NOTE PAYABLE - RELATED PARTY

       During the year ended December 31, 2002, the Company's president loaned the Company $10,000, which is unsecured, bears interest of 10% and is due upon demand. At December 31, 2002, the Company had made no payments on this note, and accrued interest totaled $1,000.

NOTE 4 - SUBSEQUENT EVENT

       On February 6, 2003, the Company consummated a Purchase Agreement whereby the Company issued 20,000,000 shares of its restricted common stock to an unrelated individual as consideration for that individual's agreement to serve as a director and executive officer of the Company. Immediately following the execution of the Agreement, Mr. Pete Chandler, the Company's founder, President and Secretary, resigned his positions with the Company, including his position as director.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None; not applicable.

                         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------
     The following table sets forth the names of our current and former directors and executive officers. Benjamin Hansel, who is currently our sole director and executive officer, will serve until the next annual meeting of our stockholders (held the third Friday in August of each year) or until his successors are elected or appointed and qualified, or his prior resignation or termination.

                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Benjamin Hansel       Director        2/03           *
                      President       2/03           *
                      Secretary       2/03           *

Pete Chandler         Director        3/99           2/03
                      President       3/99           2/03
                      Secretary       3/99           2/03


          * Mr. Hansel presently serves in the capacities indicated.

Business Experience.
--------------------

     Benjamin Hansel, Director, President and Secretary. Mr. Hansel, age 36, has served in his capacities with Highway One since February, 2003. He has also served as President and Chief Executive Officer of Hansel Capital, an investment banking consulting firm, since 2000. During the three years immediately preceding his current appointments, he was a finance director for the Burt Automotive Group. Prior to that, Mr. Hansel had been marketing director for Mega Centros de Mexico, a commercial real estate development group. He held that position until December, 1994.

Significant Employees.
----------------------

     Other than Mr. Hansel, Highway One has no employees.

Family Relationships.
---------------------

     Mr. Hansel is our sole director and executive officer.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of Highway One:

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Mr. Hansel filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on March 13, 2003. There have been no changes in Mr. Hansel's stock ownership since that time.

     Mr. Chandler filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on or about May 6, 2000. To the knowledge of management, there have been no changes in Mr. Chandler's stock ownership since that time.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

                         SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
Pete
Chandler,
Former
Director,   12/31/01    0     0     0      0       0     0   0
President,  12/31/02    0     0     0      0       0     0   0
Secretary

Benjamin
Hansel      12/31/02    0     0     0      0       0     0   0
Director,
President,
Secretary

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the years ended December 31, 2002 or 2001. Other than our agreement to pay Mr. Hansel 20,000,000 "unregistered" and "restricted" shares of our common stock in consideration of his agreement to serve as a director and executive officer of Highway One and to pay all costs and expenses of the Purchase Agreement, we have not entered into any compensation arrangement with Mr. Hansel as of the date of this Report. Mr. Hansel has not been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     Other than as discussed above, there are no standard arrangements pursuant to which our directors are compensated for any services provided as a director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

    There are no employment contracts, compensatory plans or arrangements, including payments to be received from Highway One, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with Highway One, any change in control of Highway One, or a change in the person's responsibilities following a change in control of Highway One. We anticipate that our President, Benjamin Hansel, will negotiate an arrangement by which he will be compensated in connection with the change in control to be brought about by the completion of the Merger Agreement; however, as of the date of this Report, no such arrangement has been made.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of our common stock as of the date hereof:

                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------
Benjamin Hansel           20,000,000                 89.5%
2001 Potomac
Houston, Texas 77057

Pete Chandler              2,000,000                  8.9%
430 Fourth Street
Ogden, Utah 84404


Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of our sole director and executive officer as of the date hereof:


                          Number of Shares       Percentage of
Name and Address         Beneficially Owned        of Class
----------------         ------------------      -------------

Benjamin Hansel           20,000,000                 89.5%
2001 Potomac
Houston, Texas 77057


Changes in Control.
-------------------

     Under the Merger Agreement, the stockholders of Michele Audio will become the holders of approximately 80% of our issued and outstanding shares immediately following the completion thereof; in addition, Mr. Hansel will resign as our sole director and executive officer and the nominees of Michele Audio will become the new directors of Highway One. See the Exhibit Index,
Part III, Item 13 of this Report.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     The only transactions between Highway One and members of management; nominees to become directors or executive officers; five percent stockholders; or promoters or persons who may be deemed to be parents of Highway One were:
(i) the issuance to Pete Chandler of 2,000,000 "unregistered" and "restricted" shares of our common stock in consideration of the sum of $5,000;
(ii) Mr. Chandler's loan of $10,000 to our Company on March 4, 2002; the loan is unsecured, bears interest at the rate of 10% per year, and is payable on demand; (iii) the issuance to Benjamin Hansel of 20,000,000 "unregistered" and "restricted" shares of our common stock under the Purchase Agreement; and
(iv) our sale to Mr. Chandler of our computer server for the sum of $2,303, under the Purchase Agreement. Mr. Hansel is our President, Secretary and sole director, and is the beneficial owner of approximately 89% of our issued and outstanding common stock. Mr. Chandler is a former director, executive officer and controlling stockholder of Highway One. See the captions "Business Development" and "Security Ownership of Certain Beneficial
Owners and Management" of this Report.

Parents of the Issuer.
----------------------

     Highway One has no parents, except to the extent that Mr. Hansel may be deemed to be a parent by virtue of his beneficial ownership of approximately 89% of our outstanding common stock. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

         8-K Current Report dated February 7, 2003, filed February 12, 2003.

Exhibits.*
---------

Exhibit
Number               Description
------               -----------

10.1          Agreement and Plan of Merger

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

Item 14.  Controls and Procedures.
----------------------------------

     Evaluation of Disclosure Controls and Procedures.
     -------------------------------------------------

     Highway One's President has evaluated the company's disclosure controls and procedures as of April 7, 2003, and he concluded that these controls and procedures are effective.

     Changes in Internal Controls.
     -----------------------------

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to April 7, 2003.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HIGHWAY ONE-OWEB, INC.


Date: April 10, 2003            By /s/ Benjamin Hansel
      --------------              --------------------------------------
                                  Benjamin Hansel, Director, President and
                                  Secretary

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:

                                  HIGHWAY ONE-OWEB, INC.


Date: April 10, 2003            By /s/ Benjamin Hansel
      --------------              --------------------------------------
                                  Benjamin Hansel, Director, President and
                                  Secretary

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Benjamin Hansel, President and Secretary of Highway One-Oweb, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant (the "Annual Report");

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 10, 2003            Signature: /s/ Benjamin Hansel
      ---------------                      --------------------
                                           Benjamin Hansel
                                           President and Secretary

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Highway One-Oweb, Inc. (the "Registrant") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Benjamin Hansel, President, Secretary and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

     Dated April 10, 2003                      /s/ Benjamin Hansel
           --------------                     ------------------------
                                              President and Secretary