Form 10QSB
period 2003-03-31
HIGHWAY ONE OWEB INC
filed 2003-05-15
CIK 1084263

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

                                May 14, 2003

                                 22,348,000

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

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

              March 31, 2003 and December 31, 2002

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                March 31,   December 31,
                                                   2003        2002
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                            $         437 $       607
                                                 ------------- -----------
  Total Current Assets                                     437         607
                                                 ------------- -----------
FIXES ASSETS (NET)                                           -       2,072
                                                 ------------- -----------
  TOTAL ASSETS                                   $         437 $     2,679
                                                 ============= ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accrued expenses                                $       1,343 $     1,000
 Accounts payable                                        7,017       4,231
 Note payable-related party                             16,478      10,000
                                                 ------------- -----------
  Total Current Liabilities                             24,838      15,231
                                                 ------------- -----------
  TOTAL LIABILITIES                                     24,838      15,231
                                                 ------------- -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 22,348,000 and 2,348,000
  shares issued and outstanding, respectively           22,348       2,348
 Additional paid-in capital                             37,452      37,452
 Deficit accumulated during the development stage      (84,201)    (52,352)
                                                 ------------- -----------
  Total Stockholders' Equity (Deficit)                 (24,401)    (12,552)
                                                 ------------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                      $         437 $     2,679
                                                 ============= ===========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                                  For the          March 17,
                                             Three Months Ended  1999 Through
                                                   March 31,       March 31,
                                               2003       2002        2003
REVENUES                                      $       -  $     150   $    300
                                              ---------  ---------   --------
EXPENSES

 Depreciation                                        96        231      2,629
 Incentive compensation (Note 3)                 20,000          -     20,000
 General and administrative                      11,737      6,823     60,856
                                              ---------  ---------   --------
  Total Expenses                                 31,833      7,054     83,485
                                              ---------  ---------   --------
LOSS FROM OPERATIONS                            (31,833)    (6,904)   (83,185)
                                              ---------  ---------   --------
OTHER INCOME (EXPENSE)

 Interest expense                                  (343)      (250)    (1,343)
 Gain on sale of asset                              327          -        327
                                              ---------  ---------   --------
  Total Other Income (Expense)                      (16)      (250)    (1,016)
                                              ---------  ---------   --------
NET LOSS                                      $ (31,849) $  (7,154)  $(84,201)
                                              =========  =========   ========
BASIC LOSS PER SHARE                              (0.00)     (0.00)
                                              =========  =========
BASIC WEIGHTED AVERAGE SHARES                13,903,556  2,348,000
                                              =========  =========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
            Statement of Stockholders' Equity (Deficit)
                                                                Deficit
                                                              Accumulated
                                                 Additional    During the
                              Common Stock        Paid-In     Development
                            Shares     Amount     Capital        Stage
Balance at inception on
 March 17, 1999                    -    $    -    $     -    $      -

Issuance of common stock for
 cash at $0.0025 per share   2,000,000     2,000      3,000         -

Issuance of common stock
 for cash at $0.10 per share   348,000       348     34,452         -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                 -         -          -       (18,757)
                             ---------   -------   --------   ---------
Balance, December 31, 1999   2,348,000     2,348     37,452     (18,757)

Net loss for the year
 ended December 31, 2000           -         -          -        (9,402)
                             ---------  --------  ---------  ----------
Balance, December 30, 2000   2,348,000     2,348     37,452     (28,159)

Net loss for the year
ended December 31, 2001            -         -          -        (9,780)
                             ---------  --------  ---------    --------
Balance, December 31, 2001   2,348,000     2,348     37,452     (37,939)

Net loss for the year
ended December 31, 2002            -         -          -       (14,413)
                             ---------  --------  ---------    --------
Balance, December 31, 2002   2,348,000     2,348     37,452     (52,352)

Issuance of common stock to
director for services
(unaudited)                 20,000,000    20,000        -           -

Net loss for the three
months ended March 31, 2003
(unaudited)                        -         -          -       (31,849)
                            ----------  --------  ---------    --------
Balance, March 31, 2003
(unaudited)                 22,348,000  $ 22,348  $  37,452    $(84,201)
                             =========  ========  =========    ========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                               Inception on
                                                                 March 17,
                                 For the Three Months Ended    1999 Through
                                        March 31,               March 31,
                                 2003                2002          2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                           $  (31,849)  $   (7,154)   $  (84,201)
Adjustments to reconcile loss from
 operations to net cash used by
 operating activities:
   Depreciation                              96          231         2,629
   Common stock issued for services      20,000            -        20,000
   Gain on sale of assets                  (327)           -          (327)
 Change in operating assets and
  liabilities:

   Increase in accrued expenses             343          250         1,343
   Increase in accounts payable           2,786        3,430         7,017
                                     ----------   ----------    ----------
       Net Cash Used by
       Operating Activities              (8,951)      (3,243)      (53,539)
                                     ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                         -            -        (4,605)
                                     ----------   ----------    ----------
       Net Cash Used by Investing
       Activities                             -            -        (4,605)
                                     ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related
 party                                    8,781       10,000        18,781
Common stock issued for cash                  -            -        39,800
                                     ----------   ----------    ----------
       Net Cash Provided by Financing
       Activities                         8,781       10,000        58,581
                                     ----------   ----------    ----------
NET INCREASE (DECREASE) IN CASH            (170)       6,757           437

CASH AT BEGINNING OF PERIOD                 607          525             -
                                     ----------   ----------    ----------
CASH AT END OF PERIOD                $      437   $    7,282    $      437
                                     ==========   ==========    ==========
CASH PAID FOR:

Interest                             $        -   $        -    $        -
Income taxes                         $        -   $        -    $        -

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking additional financing from a private placement of common stock. In the interim a shareholder has committed to meeting the Company=s cash needs for a term of at least twelve (12) months from the date of these financial statements or until the Company establishes an active business operation.

NOTE 3 - MATERIAL EVENTS

On February 7, 2003, the Company consummated a purchase agreement with its president Mr. Pete Chandler, whereby the Company sold its computer equipment to Mr. Chandler in exchange for a credit toward its note payable to Mr. Chandler for $2,303. In addition, the purchase agreement stipulated that Mr. Chandler resign his position as president, secretary, and director of the Company, and that his positions be filled by Mr. Ben Hansel. Furthermore, Mr. Hansel was issued 20 million shares of the Company's restricted common stock (at par value of $0.001 per share) as consideration for his agreement to serve as director and executive officer of the Company. As of March 31, 2003, Mr. Hansel's 20 million shares represent an 89% ownership of the Company.

In May, 2003, the Company created Michele Audio, Inc. ("Subsidiary"), as a wholly-owned subsidiary. Michele was incorporated as a Delaware Company, expressly for the purpose of merging with an existing operating company, as discussed below. On the date of incorporation, Michele was authorized to issue 100,000,000 shares of common stock, $0.001 par value.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2003 and December 31, 2002

NOTE - MATERIAL EVENTS (Continued)

In May, 2003, the Company entered into an Agreement and Plan of Merger with Michele Audio Company, a New Jersey Company ("Michele"), whereby Michele is to be merged with and into Subsidiary. Per the Agreement, the outstanding shares of Michele, with the exception of any dissenting shares, shall be converted into 13,392,000 "unregistered" and "restricted" shares of the Company's common stock. As an additional stipulation of the Agreement, the Company's president, Mr. Ben Hansel, will surrender 19,000,000 shares of his common stock held in the Company. Thus, immediately after the Agreement becomes effective, the shareholders of Michele would hold 80% of the Company's common stock. Immediately after the closing of the merger, the Company is to conduct a forward-split of its issued and outstanding shares of common stock in the ratio of three shares for one, such that the total number of outstanding shares immediately subsequent to the completion of the merger would be 50,220,000.

Upon completion of the Merger Agreement, the business operations of the Company would become the operations of Michele, and the stockholders of Michele would become the controlling stockholders of the Company. In addition, the Company's sole director, Ben Hansel, would resign his position and the nominees of Michele would be appointed to serve on the Company's Board of Directors.

As of the date of this report, the Company's merger with Michele had not yet been consummated, and is not expected to be consummated until ample due diligence has been completed by all parties to the Agreement.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     Plan of Operation.
     ------------------

     On February 7, 2003, we entered into a Purchase Agreement between Highway One, Pete Chandler and Benjamin Hansel. At the time the parties executed the Purchase Agreement, Mr. Chandler was our sole director and President and was the owner of 2,000,000 shares, constituting approximately 85.2% of our issued and outstanding common stock. Under the Purchase Agreement, Mr. Chandler, as our sole director, executed a resolution by which we issued 20,000,000 "unregistered" and "restricted" shares of our common stock to Mr. Hansel in consideration of Mr. Hansel's agreement to serve as director and executive officer of Highway One and his payment of all of Highway One's costs and expenses incurred in connection with the Purchase Agreement. For more information regarding the Purchase Agreement, see the Current Report on Form 8-K dated February 7, 2003, which was filed with the Securities and Exchange Commission on February 12, 2003, and which is incorporated herein by this reference. See Part II, Item 6 of this Report.

     On February 20, 2003, Highway One and Michele Audio Corporation, a New Jersey corporation ("Michele Audio"), entered into an Agreement and Plan of Merger, which was amended in May, 2003 (as amended, the "Merger Agreement"). Under the Merger Agreement, we agreed that the outstanding shares of Michele Audio, with the exception of any dissenting shares, shall be converted into 13,392,000 "unregistered" and "restricted" shares of Highway One's common stock on a pre-split basis or 80% of our issued and outstanding capital stock on a fully diluted basis.

     Under the Merger Agreement, Michele Audio is to be merged into our wholly-owned subsidiary, Michele Audio, Inc., a Delaware corporation ("Michele Delaware"). Immediately after the closing of the merger, Highway One is to conduct a forward split of its issued and outstanding shares of common stock in the ratio of three shares for one.

     Upon completion of the Merger Agreement, the business operations of Highway One would be the operations of Michele Audio and the stockholders of Michele Audio would become the controlling stockholders of Highway One. In addition, Mr. Hansel, our current sole director would resign and the nominees of Michele Audio would be appointed to serve on our Board of Directors.

     As of the date of this Report, we have formed Michele Delaware in anticipation of the completion of the merger. However, the Merger Agreement is still subject to due diligence by the parties and has not been completed. The Merger Agreement is subject to modification and there is no assurance that it will be completed or that, if it is, that it will be completed on its current terms or that our operations will be successful. If and when we complete the Merger Agreement, we will promptly file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the transaction and the business operations of Michele Audio. The Merger Agreement and the Certificate of Incorporation of Michele Delaware are attached hereto and incorporated herein by reference. See Item Part II, Item 6 of this Report.

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

     If we do not complete the Merger Agreement, our only foreseeable cash requirements for the next 12 months will relate to maintaining Highway One in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to Highway One. Because we have not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to Highway One than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, we are working toward the completion of the Merger Agreement and have not begun to seek any such venture.

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

Item 3.  Controls and Procedures.
         ------------------------

         (a)  Evaluation of Disclosure Controls and Procedures

     Within the 90-day period prior to the date of this Report, Highway One's President has evaluated our disclosure controls and procedures, and he concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

     Subsequent to the date that we carried out the evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     None; not applicable.

Item 2.   Changes in Securities.
          ----------------------

     None; not applicable.

     Recent Sales of Unregistered Securities.
     ----------------------------------------

     On February 6, 2003, Pete Chandler, who was then the sole director of Highway One, authorized the issuance of 20,000,000 "unregistered" and "restricted" shares of our common stock to Benjamin Hansel in connection with the Purchase Agreement. See Part I, Item 2 of this Report.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
          ------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits.

Exhibit Number                    Description
--------------                    -----------

      3                           Certificate of Incorporation of Michele
                                  Delaware.

     10                           Merger Agreement.

          (b)  Reports on Form 8-K.

         8-K Current Report dated February 7, 2003, filed February 12, 2003.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HIGHWAY ONE-OWEB, INC.


Date: May 14, 2003                         By: /s/ Benjamin Hansel
     -------------                            --------------------
                                              Benjamin Hansel
                                              Director, President and
Secretary

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Benjamin Hansel, President and Secretary of Highway One O-Web, Inc., certify that:

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

Dated: May 14, 2003         Signature: /s/ Benjamin Hansel
       ------------                    -------------------
                                       Benjamin Hansel
                                       President and Secretary

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Highway One-Oweb, Inc. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Benjamin Hansel, President, Secretary and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

     Dated May 14, 2003                        /s/ Benjamin Hansel
           --------------                     ------------------------
                                              President and Secretary