Form 10QSB
period 2003-06-30
HIGHWAY ONE OWEB INC
filed 2003-08-13
CIK 1084263

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------

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

                                63 Trade Road
                           Massena, New York 13662
                           -----------------------
                 (Address of Principal Executive offices)

                 Issuer's Telephone Number: (315) 769-6616


             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes       No
          ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 12,938,040

                               August 11, 2003

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant for the periods then ended.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                   June 30, 2003 and December 31, 2002

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                   June 30,   December 31,
                                                     2003        2002
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                            $          38 $       607
                                                 ------------- -----------
  Total Current Assets                                      38         607
                                                 ------------- -----------
FIXES ASSETS (NET)                                           -       2,072
                                                 ------------- -----------
  TOTAL ASSETS                                   $          38 $     2,679
                                                 ============= ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accrued expenses                                $       1,886 $     1,000
 Accounts payable                                        2,560       4,231
 Note payable-related party                             35,979      10,000
                                                 ------------- -----------
  Total Current Liabilities                             40,425      15,231
                                                 ------------- -----------
  TOTAL LIABILITIES                                     40,425      15,231
                                                 ------------- -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 100,000,000 shares authorized of
  $0.001 par value, 22,348,000 and 2,348,000
  shares issued and outstanding, respectively           22,348       2,348
 Additional paid-in capital                             37,452      37,452
 Deficit accumulated during the development stage     (100,187)    (52,352)
                                                 ------------- -----------
  Total Stockholders' Equity (Deficit)                 (40,387)    (12,552)
                                                 ------------- -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                      $          38 $     2,679
                                                 ============= ===========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                For the            For the         March 17,
                           Three Months Ended  Six Months Ended  1999 Through
                                June 30,           June 30,         June 30,
                          2003          2002   2003       2002        2003
REVENUES               $       -    $     -   $      -   $   150   $    300
                       ---------    -------   --------   -------   --------
EXPENSES

 Depreciation                 96          -          -       461      2,629
 Incentive compensation        -          -     20,000         -     20,000
 General and
 administrative           15,347      1,804     26,622     8,647     76,299
                       ---------    -------   --------   -------   --------
  Total Expense           15,443      1,804     46,622     9,108     98,928
                       ---------    -------   --------   -------   --------
LOSS FROM OPERATIONS   $ (15,443)   $(1,804)  $(46,622)  $(8,958)  $(98,928)
                       ---------    -------   --------   -------   --------
OTHER INCOME (EXPENSES)
 Gain on sale of asset         -          -        327         -        327
 Interest Expense           (543)      (500)      (886)     (500)    (1,886)
                       ---------    -------   --------   -------   --------
  Total Other Income
  (Expense)                 (543)      (500)      (559)     (500)    (1,559)
                       ---------    -------   --------   -------   --------
NET LOSS               $ (15,986)   $(2,304)  $(47,835)  $(9,458) $(100,187)
                       =========    =======   ========   =======   ========
BASIC LOSS PER SHARE   $   (0.00)   $ (0.00)  $  (0.00)  $ (0.00)
                       =========    =======   ========   =======
BASIC WEIGHTED AVERAGE
 SHARES               22,348,000  2,348,000 18,149,105 2,348,000
                      ==========  ========= ========== =========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
            Statement of Stockholders' Equity (Deficit)
                                                                Deficit
                                                              Accumulated
                                                 Additional    During the
                              Common Stock        Paid-In     Development
                            Shares     Amount     Capital        Stage
Balance at inception on
 March 17, 1999                    -    $    -    $     -    $      -

Issuance of common stock for
 cash at $0.0025 per share   2,000,000     2,000      3,000         -

Issuance of common stock
 for cash at $0.10 per share   348,000       348     34,452         -

Net loss from inception on
 March 17, 1999 through
 December 31, 1999                 -         -          -       (18,757)
                             ---------   -------   --------   ---------
Balance, December 31, 1999   2,348,000     2,348     37,452     (18,757)

Net loss for the year
 ended December 31, 2000           -         -          -        (9,402)
                             ---------  --------  ---------  ----------
Balance, December 30, 2000   2,348,000     2,348     37,452     (28,159)

Net loss for the year ended
 December 31, 2001                 -         -          -        (9,780)
                             ---------  --------  ---------    --------
Balance, December 31, 2001   2,348,000     2,348     37,452     (37,939)

Net loss for the year ended
December 31, 2002                  -         -          -       (14,413)
                             ---------  --------  ---------    --------
Balance, December 31, 2002   2,348,000     2,348     37,452     (52,352)

Issuance of common stock to
director for services at
$0.001 per share (unaudited)20,000,000    20,000        -           -

Net loss for the six months
ended June 30, 2003
(unaudited)                        -         -          -       (47,835)
                            ----------  --------  ---------    --------
Balance, June 30, 2003
(Unaudited)                 22,348,000  $ 22,348  $  37,452   $(100,187)
                             =========  ========  =========    ========

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                               Inception on
                                                                 March 17,
                                 For the Six Months Ended     1999 Through
                                         June 30,                June 30,
                                 2003                2002          2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                             $  (47,835)  $   (9,458)   $ (100,187)
Adjustments to reconcile loss from
 operations to net cash used by
 operating activities:
   Depreciation                              96          461         2,629
   Common stock issued for services      20,000            -        20,000
   Gain on sale of asset                   (327)           -          (327)
 Change in operating assets and
 liabilities:
   Increase (decrease) in accounts
   payable                               (1,671)         283         2,561
   Increase in accrued expenses             887          500         1,886
                                     ----------   ----------    ----------
       Net Cash Used by
       Operating Activities             (28,850)      (8,214)      (73,438)
                                     ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                         -            -        (4,605)
                                     ----------   ----------    ----------
       Net Cash Used by Investing
       Activities                             -            -        (4,605)
                                     ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable-related
 party                                   28,281       10,000        38,281
Common stock issued for cash                  -            -        39,800
                                     ----------   ----------    ----------
       Net Cash Provided by Financing
       Activities                        28,281       10,000        78,081
                                     ----------   ----------    ----------
NET INCREASE (DECREASE) IN CASH            (569)       1,786            38

CASH AT BEGINNING OF PERIOD                 607          525             -
                                     ----------   ----------    ----------
CASH AT END OF PERIOD                $       38   $    2,311    $       38
                                     ==========   ==========    ==========
CASH PAID FOR:

Interest                                $     -     $      -     $       -
Income taxes                            $     -     $      -     $       -

The accompanying notes are an integral part of these financial statements.

                      HIGHWAY ONE-OWEB, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -  GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking additional financing from a private placement of common stock. In the interim a shareholder has committed to meeting the Company's cash needs for a term of at least twelve (12) months from the date of these financial statements or until the Company establishes an active business operation.

NOTE 3 -  SUBSEQUENT EVENTS

     On July 7, 2003 the Company entered into an Agreement and Plan of Merger with a New Jersey corporation. Pursuant to the plan the Company would form a Delaware subsidiary which would merger with the New Jersey corporation on a stock for stock exchange. The New Jersey corporation would become the surviving entity. In addition, the plan states that for each share outstanding of the New Jersey corporation would be exchanged for 51,960 shares of the Company's stock.

     As part of the plan one of the major shareholders of the Company would cancel 19,750,000 shares of his common stock. Effective after the above transactions the shareholders of the New Jersey corporation will own approximately 80% of the outstanding shares of the Company.

     For additional information, see the Company's 8-K filed on July 28, 2003.

Item 2.   Management's Discussion and Analysis or Plan of operation.

Results of Operations.
----------------------

          During the quarterly period ended June 30, 2003, the Company received $0 in revenues. During that period, our total expenses were
$15,443.  For the three months ended June 30, 2002, the Company received
$0 in revenues and had expenses of $1,804.  For the six months ended
June 30, 2003, the Company received $0 in revenues and had expenses of
$46,622.   For the six months ended June 30, 2002, the Company received
$150 in revenues and had expenses of $9,108. Total expenses during the period from inception on March 17, 1999 through June 30, 2003, were $98,928; the Company has incurred net losses of ($15,443), ($46,622) and ($98,628) during the three months ended June 30, 2003, the six months ended June 30, 2003, and during the period from inception on March 17, 1999 through June 30, 2003, respectively.

Liquidity.
----------

          At June 30, 2003, the Company had total current assets of $38 and total liabilities of $40,425.

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

Item 3.  Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures

     As of June 30, 2003, the Company carried out and evaluation under the supervision and with the participation of its management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Exchange Act filings.

     (b)  Changes in Internal Controls

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          On July 7, 2003, which was subsequent to the period covered by this Report, the Company entered into an Agreement and Plan of Merger with Michele Audio, Inc., a Delaware corporation ("Michele Delaware"), and Michele Audio Corporation of America, a New Jersey corporation ("Michele New Jersey"), by which Michele Delaware agreed to merge with and into Michele New Jersey, with Michele New Jersey being the surviving corporation. The merger became effective upon the filing of a Certificate of Merger with the Secretary of State of the State of New Jersey on July 23, 2003. Prior to the execution of the Plan, each of the parties resolved to rescind the first amended Agreement and Plan of Merger that they had executed on May 8, 2003.

     Pursuant to the Plan, the stockholders of Michele New Jersey received a total of 10,392,000 "unregistered" and "restricted" shares of the Company's common stock in exchange for all of their shares of common stock of Michele New Jersey. After the cancellation of 19,750,000 shares of common stock held by Benjamin Hansel pursuant to the Plan, these 10,392,000 shares represent 80% of the Company's issued and outstanding shares of common stock.

     Upon the closing of the Plan, Mr. Hansel also resigned as the Company's sole director and executive officer and appointed the following persons to serve in the capacities indicated:

     *   Ginette Gramuglia - President and Director;

     *   Thomas Gramuglia - Vice President, Treasurer and Director; and

     *   Sharon Bishop - Secretary and Director.

     Following the closing of the Plan, the Company's operations became those of Michele New Jersey, its wholly-owned subsidiary. Information about Michele New Jersey's business operations and the Company's new management was contained in the Company's Current Report on Form 8-K, dated July 23, 2003, which was filed with the Securities and Exchange Commission on July 28, 2003, and a copy of the Plan was attached thereto and incorporated therein by reference. See Part II, Item 6 of this Report.

     On August 5, 2003, which is also subsequent to the period covered by this Report, the Company's Board of Directors unanimously resolved to effect a split of its common stock in the ratio of 4.25 shares for every share issued and outstanding on August 14, 2003, with all fractional shares rounded up to the nearest whole share, and subject to the mandatory exchange of stock certificates by each stockholder of the Company in order to participate therein. The split was to take effect at the close of business on August 14, 2003. On August 13, 2003, the Board of Directors determined that the proposed split would not be in the best interests of the Company's stockholders and resolved not to proceed with the split at this time.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     31.1 - 302 Certification of Ginette Gramuglia.

     31.2 - 302 Certification of Thomas Gramuglia.

     32   - 906 Certification.

     (b)  Reports on Form 8-K.

     Current Report on Form 8-K, dated July 23, 2003, filed July 28, 2003.

                                SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HIGHWAY ONE-OWEB, INC.


Date: 8/13/2003                         By: /s/ Ginette Gramuglia
     ----------                            ----------------------
                                           Ginette Gramuglia
                                           Director and President

Date: 8/13/2003                         By: /s/ Thomas Gramuglia
     ----------                            ---------------------
                                           Thomas Gramuglia
                                           Director, Vice President and
                                           Treasurer


Date: 8/13/2003                         By: /s/ Sharon Bishop
     ----------                            ------------------
                                           Sharon Bishop
                                           Director and Secretary