Form 10QSB
period 2003-09-30
MICHELEX CORP
filed 2003-11-14
CIK 1084263

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------

                        Commission File No. 0-26695

                            MICHELEX CORPORATION
                            --------------------
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

                             November 12, 2003

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

                       MICHELEX CORPORATION
                 (FORMERLY HIGHWAY ONE-OWEB, INC.)

                          Balance Sheets

                              ASSETS

                                                 September 30,   December 31,
                                                     2003           2002
                                                 (Unaudited)
Current assets

 Cash                                            $   657,404   $       607
 Accounts receivable, net of allowance for
  doubtful accounts of $81,929                     4,080,935             -
 Accounts receivable-related party                   591,296             -
 Inventory, net                                    2,548,242             -
 Prepaid expenses and income taxes                   398,393             -
                                                 -----------   -----------
  Total Current Assets                             8,276,270           607
                                                 -----------   -----------
Fixed assets-net of accumulated depreciation
 and amortization of $324,281 and $2,533           9,799,216         2,072

Other Assets:
 Land and building held for investment               149,429             -
 Goodwill                                          2,322,325             -
 Loans receivable-related party                      118,779             -
 Other assets                                         38,665             -
 Deferred taxes                                      308,193             -
                                                 -----------   -----------
  TOTAL ASSETS                                   $21,012,877   $     2,679
                                                 ===========   ===========

See notes to financial statements

                       MICHELEX CORPORATION
                 (FORMERLY HIGHWAY ONE-OWEB, INC.)

                          Balance Sheets


                                                 September 30,   December 31,
                                                     2003           2002
                                                 (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
 Note payable to bank                            $ 3,184,376   $         -
 Current portion of long-term debt                   676,878             -
 Current portion of capital leases                   514,384             -
 Accounts payable                                  3,617,306         4,231
 Accrued expenses                                    719,095         1,000
                                                 -----------   -----------
  Total current liabilities                        8,712,039         5,231

Other liabilities:
 Long-term debt less current maturities            5,399,198             -
 Note payable-officers                               378,000        10,000
 Capital leases less current maturities              968,251             -
 Note payable-related parties                        236,535             -
                                                 -----------   -----------
  Total liabilities                               15,694,023        15,231
                                                 -----------   -----------
Stockholders' equity

 Common stock- no par value stock,
  100,000,000 shares authorized,
  12,990,000 and 2,348,000
  shares issued and outstanding, respectively         12,990         2,348
 Additional paid-in capital                        5,762,410        37,452
 Retained deficit                                   (456,546)      (52,352)
                                                 -----------   -----------
  Total shareholders' equity                       5,318,854       (12,552)
                                                 -----------   -----------
  Total liabilities and shareholders' equity     $21,012,877   $     2,679
                                                 ===========   ===========

See notes to financial statements

                      MICHELEX CORPORATION
                 (FORMERLY HIGHWAY ONE-OWEB, INC.)
                     STATEMENTS OF OPERATIONS


                                      Nine Months Ended  Three Months Ended
                                        September 30,      September 30,
                                    2003          2002   2003       2002
                                  (Unaudited)(Unaudited)(Unaudited)(Unaudited)
Net sales-unrelated parties       $5,209,809   $   150   $4,209,809 $     -
Net sales-related parties             20,002         -       20,002       -
                                  ----------   -------   ---------- -------
Net sales                          5,229,811       150    5,229,811       -
Cost of goods sold                 3,420,684         -    3,420,684       -
                                  ----------   -------   ---------- -------
Gross profit                       1,809,127       150    1,809,127       -

Operating expenses:
 Selling and shipping                177,155         -      177,155       -
 General and administrative        1,781,961    10,406    1,735,339   1,758
 Depreciation                        321,748       690      321,748     230
                                  ----------   -------   ---------- -------
  Total operating expenses         2,280,864    11,096    2,234,242   1,988
                                  ----------   -------   ---------- -------
loss before other income (expense)
and income taxes                    (471,737)  (10,946)    (425,115) (1,988)
                                  ----------   -------   ---------- -------
Other income (expense):
 Other income                         16,295         -       16,622       -
 Interest expense                   (167,186)     (750)    (166,300)   (250)
 Net income from rental properties   (10,647)        -      (10,647)      -
                                  ----------   -------   ---------- -------
   Other income (expenses)          (161,538)     (750)    (160,325)   (250)
                                  ----------   -------   ---------- -------
Loss before income taxes            (633,275)  (11,696)    (585,440) (2,238)

   Income tax (benefit)             (229,081)        -     (229,081)      -
                                  ----------   -------   ---------- -------
Net loss                          $ (404,194) $(11,696)  $ (356,359)$(2,238)
                                  ==========   =======   ========== =======
Weighted shares outstanding:
  Basic                           $     (.02) $      -   $     (.03)$     -
  Diluted                               (.02)        -         (.03)      -

See notes to financial statements

                      MICHELEX CORPORATION
                 (FORMERLY HIGHWAY ONE-OWEB, INC.)
                     STATEMENTS OF CASH FLOWS
                                                   Nine Months Ended
                                                     September 30,
                                                   2003           2002
                                                 (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                          $ (404,194)   $ (11,696)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                     321,748          690
   Stock issued for services rendered                 20,000            -
   Deferred taxes                                   (107,565)           -
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                              (138,610)           -
   Inventory                                         116,699            -
   Prepaid expenses and taxes                       (127,442)           -
   Other assets                                       17,277            -
   Accounts payable                                 (189,312)       1,275
   Accrued expenses and taxes                        (20,316)         750
                                                  ----------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES            (511,715)      (8,981)
                                                  ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets                       (41,046)           -
                                                  ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt                    $ (252,119)   $       -
   Net borrowings from loan payable                  973,427            -
   Net borrowings from loans to related parties      154,302       10,000
                                                  ----------    ----------
NET CASH FLOWS BY FINANCING ACTIVITIES               875,610        10,000
                                                  ----------    ----------
NET INCREASE IN CASH                                 322,849         1,019

CASH AT BEGINNING OF YEAR                            334,555           525
                                                  ----------    ----------
CASH AT END OF YEAR                               $  657,404    $    1,544
                                                  ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                 $        -    $        -
                                                  ==========    ==========
Interest paid                                     $  155,134    $        -
                                                  ==========    ==========

See notes to financial statement

                      MICHELEX CORPORATION
               (FORMERLY HIGHWAY ONE-OWEB, INC.)
                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Michelex Corporation ("Michelex") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2003 and December 31, 2002, the results of operations for the nine and three months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

The results of operations for the nine and three months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The accounting policies for Michele Audio Corporation of America ("Michele Audio") (Note 2) are set forth in their financial statements included in Form 8-K filed with the Securities
and Exchange Commission on October 6, 2003.               .

Goodwill

The Company reports goodwill pursuant to the statement issued by the Financial Accounting Standards Board, Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under the rules, the pooling of interests method of accounting for acquisitions is not allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

                       MICHELEX CORPORATION
                 (FORMERLY HIGHWAY ONE-OWEB INC.)

                  NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2003

NOTE 2   MERGER WITH MICHELE AUDIO

In July 2003, the Company purchased the outstanding common stock of Michele Audio in exchange for 10,392,000 shares of the Company's common stock. In addition, 19,750,000 previously issued shares of the Company's common stock were canceled on the date of the purchase.

The following unaudited proforma consolidated income statement data presents the consolidated results of operations of the Company had the transactions involving Michele Audio occurred at the beginning of the periods presented.

                               Nine months ended          Three months ended
                                 September 30,               September 30,
                            2003              2002       2003           2002
Revenues                    $15,036,328   $13,581,092   $5,229,811  $3,858,871
Net (loss) income              (734,228)     (411,359)    (356,359)    817,699
Earnings (loss) per share          (.06)         (.03)        (.03)        .06


NOTE 3   NOTE PAYABLE - ROSENTHAL & ROSENTHAL

The Company has received a commitment letter from an asset-based lender for financing totaling up to $3,000,000 in the form of a line of credit. Borrowings under the line of credit will bear interest at the prime rate plus 2% per annum. The line is to be secured by certain of the Company's assets and guaranteed by two of the Company's officers. The Company intends to use this line to replace the existing line of credit with Wells Fargo. The commitment is subject to the successful completion of negotiations with Wells Fargo. There can be no assurance the Company will be able to complete these negotiations satisfactorily. Letters of Credit may also be opened pursuant to the proposed agreement. Upon the opening of a letter of credit, 50% of the cost of the purchase, including duty and freight, will be reserved against the availability of the line of credit. The Company will be charged a fee of 1/4% of 1% upon opening the letter of credit and 1/4 of 1% for each 30 days the letter of credit remains unpaid.

NOTE 4   NOTE PAYABLE PITTSFORD CAPITAL MORTGAGE PARTNERS

In September 2003, the Company entered into a short-term note agreement with a lender for $775,000. The note which is due September 17, 2004, unless repaid sooner, bears interest at the rate of sixteen percent (16%) per annum. Interest only payments are due monthly.

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performance or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

  *       our business strategies and future plans of operations,

  * general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

  * political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials including the current war with Iraq and the recent health crisis in the Far East,

  * the market acceptance and amount of sales of our products and services,

  * the extent that our distribution network and marketing programs achieve satisfactory response rates,

  *       our historical losses,

  *       the competitive environment within our industry,

  *       our ability to raise additional capital, if and as needed,

  * the other factors and information discussed in other sections of this report.

     Shareholders and others reading this report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and the form 8-K filed in relation to the acquisition of Michele Audio, all of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

Critical Accounting Policies and Estimates
------------------------------------------

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the unaudited Consolidated Financial Statements:

     The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

     Inventory is valued at the lower of cost (first-in first-out method) or market. Merchandise shipped from overseas is inventoried, and the corresponding liability recorded, upon the Company's taking title to the inventory.

     The Company's deferred income taxes arise primarily from the differences in the recording of net operating losses, allowances for bad debts, inventory reserves and depreciation expense for financial reporting and income tax purposes. Income taxes are reported under the liability method pursuant to SFAS No. 109 "accounting for income taxes".

Results of Operations
---------------------

     In July 2003, the Company purchased the outstanding common stock of Michele Audio (more fully described below). Previous to the acquisition of Michele Audio, the Company was a development stage company with substantially no revenues. In order to provide a greater understanding of the Company and its operations and trends, comparative information for the operations as if the purchase occurred at the beginning of the related period is also included. This information is identified as proforma information.

     The Company had net sales since acquiring Michele Audio totaling $5,229,811. Proforma net sales for the nine months ended September 30, 2003 increased by $1,455,236, or %11, to $15,036,328 as compared to net sales of $13,581,092 for the nine months ended September 30, 2002. Net sales for the three months ended September 30, 2003 increased by $1,370,940, or 36%, to $5,229,811 as compared to net sales of $3,858,871 for the three months ended September 30, 2002. Although the Company's net sales have increased substantially, sales continue to lag historical levels. As a result of the Company's current financing agreement, the Company has not been able to obtain sufficient materials to manufacture at its historical levels. The Company is currently attempting to replace this financing with those from another lender as discussed below. This new potential financing would allow the Company more flexibility in the opening of letters of credit and allow the Company to obtain materials in a more consistent manner.

     Our gross profit since acquiring Michele Audio totaled $1,809,127. Gross profit as a percentage of sales during this period was 35%, which is significantly lower than those reflected historically. This decrease is primarily related to our difficulty in obtaining sufficient materials which has caused production to become inefficient.

     General and administrative expenses for the nine months ended September 30, 2003 totaled $1,783,948, including $1,737,326 subsequent to the Michele Audio acquisition. These costs are consistent with those included in the historical operations for Michele Audio.

      Selling and shipping expenses for the period subsequent to the acquisition of Michele Audio totaled $177,155. On a proforma basis, these expenses were virtually unchanged as compared with the same period for the prior year.

     Interest expense for the nine months ended September 30, 2003 totaled $167,186, including $166,300 since the acquisition of Michele Audio. Interest expense for Michele Audio has increased in the last couple years as additional facilities were purchased. The Company expects the interest expense to increase in the short-term as a result of several short-term borrowing agreements. The Company expects to repay these high-interest short-term loans upon the obtaining of a new credit line facility.

     As a result of the foregoing, the Company had a net loss of $404,194 for the nine months ended September 30, 2003, as compared to $11,696 for the nine months ended September 30, 2002. The Company had a net loss of $356,359 for the three months ended September 30, 2003, as compared to net loss of $2,238 for the three months ended September 30, 2002. On a proforma basis, the Company would have incurred a net loss of $734,228 for the nine months ended September 30, 2003 as compared to a net loss before extraordinary items of $1,240,987 for the nine months ended September 30, 2002.

Liquidity and Capital Resources
-------------------------------

     The Company had a working capital deficiency on September 30, 2003 totaling $435,769. This deficiency is primarily the result of net losses incurred as well as the obtaining of short-term financing.

     The Company has received a commitment letter from an asset-based lender for financing totaling up to $3,000,000 in the form of a line of credit. Borrowings under the line of credit will bear interest at the prime rate plus 2% per annum. The line is to be secured by certain of the Company's assets and guaranteed by two of the Company's officers. The Company intends to use this line to replace the existing line of credit with Wells Fargo. The commitment is subject to the successful completion of negotiations with Wells Fargo. There can be no assurance the Company will be able to complete these negotiations satisfactorily. Letters of Credit may also be opened pursuant to the proposed agreement. Upon the opening of a letter of credit, 50% of the cost of the purchase, including duty and freight, will be reserved against the availability of the line of credit. The Company will be charged a fee of 1/4% of 1% upon opening the letter of credit and 1/4 of 1% for each 30 days the letter of credit remains unpaid.

     In September 2003, the Company entered into a short-term note agreement with a lender for $775,000. The note which is due September 17, 2004, unless repaid sooner, bears interest at the rate of sixteen percent (16%) per annum. Interest only payments are due monthly.

     During the nine months ended September 30, 2003, we had net cash used in operating activities of $511,715. The cash used in operating activities resulted from the net loss, increases in accounts payable and accrued expenses and decreases in accounts receivable and prepaid expenses as partially offset by depreciation and a decrease in inventory.

     We had net cash used in investing activities of $41,046 for the nine months ended September 30, 2003. The net cash used in investing activities during the nine months ended September 30, 2003 resulted primarily from the acquisition fixed assets.

     We had net cash provided by financing activities of $875,610 for the nine months ended September 30, 2003. The cash provided by financing activities during the nine months ended September 30, 2003 was primarily the result of net short-term borrowings as partially offset by payments on long-term debt.

     As a result of the foregoing, the Company had a net increase in cash and equivalents of $322,849 during the nine months ended September 30, 2003.

Inflation And Increasing Interest Rates
---------------------------------------

     In the past two fiscal years, inflation has not had a significant impact on our business. However, any significant increase in inflation and interest rates could have a significant effect on the economy in general and, thereby, could affect our future operating results. In addition, the interest on the Company's line of credit is based upon the prime rate. Any significant increase in the prime rate could significantly impact our future operating results.

Item 3.  Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures

     The Company's President and Treasurer have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Report, and she concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None; not applicable.

Item 2.   Changes in Securities.

     Effective as of July 23, 2003, the Company's wholly-owned subsidiary, Michele Audio, Inc., a Delaware corporation, was merged into Michele Audio Corporation of America, a New Jersey corporation ("Michele New Jersey"). As a result of the merger, the Company issued a total of 10,392,000 "unregistered" and "restricted" shares of its common stock to the stockholders of Michele New Jersey in exchange for all of the issued and outstanding shares of common stock of Michele New Jersey, and Michele New Jersey became a wholly-owned subsidiary of the Company.

     For additional information, see the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on July 28, 2003, and amended on October 6, 2003. See the Exhibit Index, Part II, Item 6 of this Report.

Item 3.   Defaults Upon Senior Securities.

      None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

      On August 19, 2003, the Company's Board of Directors and the holders of approximately 78.8% of its issued and outstanding shares of common stock jointly consented: (i) to change the Company's name to "Michelex Corporation" and (ii) the retain Seligson & Ginnatassio, Certified Public Accountants, as the Company's auditors.

     The Company disclosed the change in accountants in a Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on August 21, 2003. On September 8, 2003, it filed a definitive proxy statement with respect to the name change. The name change became effective on September 29, 2003. See the Exhibit Index, Part II, Item 6 of this Report.

Item 5.   Other Information.

      None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

      31.1 - 302 Certification Ginette Gramuglia.

      31.2 - 302 Certification Thomas Gramuglia.

      32   - 906 Certification.

      (b)  Reports on Form 8-K.

      8-K Current Report dated July 23, 2003, filed July 28, 2003, and amended October 6, 2003.

      8-K Current Report dated August 19, 2003, filed August 21, 2003.

                                SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICHELEX CORPORATION


Date: 11/14/03                          By: /s/ Ginette Gramuglia
     ----------                            ----------------------
                                           Ginette Gramuglia
                                           Director and President


Date: 11/14/03                              /s/ Thomas Gramuglia
     ----------                            ---------------------
                                           Thomas Gramuglia
                                           Director, Vice President and
                                           Treasurer


Date: 11/14/03                              /s/ Sharon Bishop
     ----------                            ------------------
                                           Sharon Bishop
                                           Director and Secretary