Form 10QSB/A
period 2003-09-30
MICHELEX CORP
filed 2003-12-17
CIK 1084263

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


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

                          Balance Sheets

                              ASSETS

                                                 September 30,   February 28,
                                                     2003           2003
                                                 (Unaudited)
Current assets

 Cash                                            $   657,404   $   265,556
 Accounts receivable, net of allowance for
  doubtful accounts of $81,929                     4,080,935     3,601,040
 Accounts receivable-related party                   591,296       879,077
 Inventory, net                                    2,545,669     2,633,365
 Prepaid expenses and income taxes                   398,392       275,030
                                                 -----------   -----------
  Total Current Assets                             8,273,696     7,654,068
                                                 -----------   -----------
Fixed assets-net of accumulated depreciation
 and amortization of $20,142,864 and
 $19,341,719                                       9,799,216     9,816,740

Other Assets:
 Real estate held for investment                     149,429       149,429
 Loans receivable-related party                      118,779       116,955
 Other assets                                         38,665        47,221
 Deferred taxes                                      308,193       111,030
                                                 -----------   -----------
  TOTAL ASSETS                                   $18,687,978   $17,895,443
                                                 ===========   ===========

See notes to financial statements

                       MICHELEX CORPORATION
                 (FORMERLY HIGHWAY ONE-OWEB, INC.)

                          Balance Sheets


                                                 September 30,   February 28,
                                                     2003           2003
                                                 (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
 Note payable to bank                            $ 3,184,376   $ 2,473,732
 Current portion of long-term debt                   676,878       664,481
 Current portion of capital leases                   514,384       539,052
 Accounts payable                                  3,617,306     3,367,130
 Accrued expenses                                    704,485       512,088
                                                 -----------   -----------
  Total current liabilities                        8,697,429     7,556,483

Other liabilities:
 Long-term debt less current maturities            5,399,198     5,147,139
 Note payable-officers                               378,000       378,000
 Capital leases less current maturities              968,251     1,224,372
 Note payable-related parties                        236,535        45,000
                                                 -----------   -----------
  Total liabilities                               15,679,413    14,350,994
                                                 -----------   -----------
Stockholders' equity

 Common stock- no par value stock,
  100,000,000 shares authorized,
  12,990,000 and 10,392,000
  shares issued and outstanding, respectively         12,990        10,392
 Additional paid-in capital                           19,458        14,608
 Retained earnings                                 2,976,117     3,519,449
                                                 -----------   -----------
  Total shareholders' equity                       3,008,565     3,544,449
                                                 -----------   -----------
  Total liabilities and shareholders' equity     $18,687,978   $17,895,443
                                                 ===========   ===========

See notes to financial statements

                      MICHELEX CORPORATION
                 (FORMERLY HIGHWAY ONE-OWEB, INC.)
                     STATEMENTS OF OPERATIONS


                                    Seven Months Ended  Three Months Ended
                                        September 30,      September 30,
                                    2003          2002   2003       2002
                                  (Unaudited)(Unaudited)(Unaudited)(Unaudited)
Net sales-unrelated parties    $12,272,873  $12,613,263 $5,209,809 $5,710,250
Net sales-related parties           20,002      297,953     20,002    143,331
                                ----------  ----------- ---------- ----------
Net sales                       12,292,875   12,911,216  5,229,811  5,853,581
Cost of goods sold               7,465,189    6,681,648  3,420,684  3,245,268
                                ----------  ----------- ---------- ----------
Gross profit                     4,827,686    6,229,568  1,809,127  2,608,313

Operating expenses:
 Selling and shipping              346,971      286,421    177,155    118,965
 General and administrative      4,091,773    4,961,509  1,735,339  1,990,458
 Depreciation                      784,451      789,979    321,748    351,899
                                ----------   ---------- ---------- ----------
  Total operating expenses       5,223,195    6,037,909  2,234,242  2,461,322
                                ----------   ---------- ---------- ----------
loss before other income (expense)
and income taxes                  (395,509)     191,659   (425,115)   146,991
                                ----------   ---------- ---------- ----------
Other income (expense):
 Other income                       75,778      114,409     16,622     45,809
 Interest expense                 (405,775)    (512,453)  (166,300)  (218,117)
 Net income from rental properties (14,988)      38,827    (10,647)     7,303
                                ----------   ---------- ---------- ----------
   Other income (expenses)        (344,985)    (359,217)  (160,325)  (165,065)
                                ----------   ---------- ---------- ----------
Loss before income taxes          (740,494)    (167,558)  (585,440)   (18,074)

   Income tax (benefit)           (197,162)     (56,821)  (229,081)    (6,145)
                                ----------   ---------- ---------- ----------
Loss before extraordinary items   (543,332)    (110,737)  (356,359)   (11,929)
Forgiveness of debt, net of taxes
of $0, $466,665, $0 and $466,665         -      829,628          -    829,628
                                ----------   ---------- ---------- ----------
Net (loss) income               $ (543,332 ) $  718,891 $ (356,359)$  817,699
                                ==========   ========== ========== ==========
Weighted shares outstanding:
  Basic                         11,472,477   10,392,000 12,990,000 10,392,000
  Diluted                       11,472,477   10,392,000 12,990,000 10,392,000

Basic and diluted (loss) per share:
  Loss before extraordinary
  items                         $     (.05) $     (0.01)$     (.03)$        -
  Extraordinary items                    -          .08          -        .08
                                ----------  ----------- ---------- ----------
                                $     (.05) $       .07 $     (.03)$      .08
                                ==========  =========== ========== ==========

See notes to financial statements

                      MICHELEX CORPORATION
                 (FORMERLY HIGHWAY ONE-OWEB, INC.)
                     STATEMENTS OF CASH FLOWS
                                                 Seven Months Ended
                                                     September 30,
                                                   2003           2002
                                                 (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                          $ (543,332)   $ 718,891
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                     784,451      789,979
   Stock issued for services rendered                 20,000            -
   Deferred taxes                                   (197,163)     (19,384)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                              (192,114)  (1,166,273)
   Inventory                                          87,696     (266,791)
   Prepaid expenses and taxes                       (123,363)     144,817
   Other assets                                        8,556        8,570
   Accounts payable                                  250,176     (175,789)
   Accrued expenses and taxes                        179,846       10,448
                                                  ----------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES             274,753       44,468
                                                  ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets                      (116,927)    (372,270)
                                                  ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of long-term debt                      (666,333)    (619,898)
   Net borrowings from demand notes payable          710,644    1,216,333
   Borrowings from related parties                   189,711        8,472
                                                  ----------   ----------
NET CASH FLOWS BY FINANCING ACTIVITIES               234,022      604,907
                                                  ----------   ----------
NET INCREASE IN CASH                                 391,848      277,105

CASH AT BEGINNING OF YEAR                            265,556      158,086
                                                  ----------   ----------
CASH AT END OF YEAR                               $  657,404    $ 435,191
                                                  ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                 $        -   $        -
                                                  ==========   ==========
Interest paid                                     $  397,897   $  667,075
                                                  ==========   ==========

See notes to financial statement

                      MICHELEX CORPORATION

               STATEMENTS OF STOCKHOLDERS' EQUITY

                       SEPTEMBER 30, 2003
                                                      Additional
                                   Common stock        Paid-in     Retained
                            Shares         Amount      Capital     Earnings
Balance-February 28, 2003          2,000   $ 25,000  $       -   $3,519,449

Effect of recapitalization
as a result of the reverse
acquisition                   10,390,000    (14,608)    14,608            -
                              ----------   --------  ---------   ----------
Adjusted Balance-February 28,
2003                          10,390,000     10,392     14,608    3,519,449

Highway One-Oweb, Inc.
capitalization                 2,348,000      2,348     37,452      (52,352)

Elimination of Highway One
accumulated deficit                    -          -    (52,352)     (52,352)

Issuance of common stock to
director for services         20,000,000     20,000          -            -

Cancellation of shares
previously issued            (19,750,000)   (19,750)    19,750            -

Net loss                               -          -          -     (543,332)
                             -----------   --------   --------   ----------
Balance-September 30, 2003    12,990,000   $ 12,990   $ 19,458   $2,976,117
                             ===========   ========   ========   ==========

                      MICHELEX CORPORATION
               (FORMERLY HIGHWAY ONE-OWEB, INC.)
                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Michelex Corporation ("Michelex") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2003 and February 28, 2003, the results of operations for the seven and three months ended September 30, 2003 and 2002 and cash flows for the seven months ended September 30, 2003 and 2002.

The results of operations for the seven and three months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Change in Fiscal Year

Prior to the merger (see note 2), Michele Audio reported on a fiscal year ended February 28. The Company has elected to change its fiscal year to December 31.

Restatement of Financial Statements

Pursuant to the provisions of APB opinion No. 20 "Accounting Changes", the Company has restated the historical information to reflect the correction of the reverse acquisition and the presentation of the historical information of the operating company, Michele Audio. The effect of the change on the financial statements is to report the results of Michele Audio for its entire fiscal year, as opposed to the three months subsequent to the merger. Net loss and net loss per share increased by $139,138 and $.03 for the seven months ended September 30, 2003, respectively.

Real Estate Held for Investment

Real estate held for investment consists of real estate which is currently unused or which has been acquired for speculation. These properties are reported at cost. The Company periodically tests these properties for potential impairment pursuant to SFAS No. 144, "Accounting for the impairment or disposal of long-lived assets".

                       MICHELEX CORPORATION
                 (FORMERLY HIGHWAY ONE-OWEB INC.)

                  NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2003

NOTE 2   MERGER OF MICHELE AUDIO WITH HIGHWAY ONE-WEB, INC.

In July 2003, the Company merged with Highway One-Web, Inc. ("Highway"). In exchange for the shares of the Company outstanding on the date of merger, the stockholders received 10,392,000 shares of Highway stock. In addition, 19,750,000 Highway shares previously issued were canceled. The merger has been reflected as a reverse acquisition. As such, the historical information presented reflects those of the operating company, Michele Audio. The effect of this recapitalization has been reflected retroactively.

NOTE 3   NOTE PAYABLE   ROSENTHAL & ROSENTHAL

The Company has received a commitment letter from an asset-based lender for financing totaling up to $3,000,000 in the form of a line of credit. Borrowings under the line of credit will bear interest at the prime rate plus 2% per annum. The line is to be secured by certain of the Company's assets and guaranteed by two of the Company's officers. The Company intends to use this line to replace the existing line of credit with Wells Fargo. The commitment is subject to the successful completion of negotiations with Wells Fargo. There can be no assurance the Company will be able to complete these negotiations satisfactorily. Letters of Credit may also be opened pursuant to the proposed agreement. Upon the opening of a letter of credit, 50% of the cost of the purchase, including duty and freight, will be reserved against the availability of the line of credit. The Company will be charged a fee of 1/4 of 1% upon opening the letter of credit and 1/4 of 1% for each 30 days the letter of credit remains unpaid.

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

          our business strategies and future plans of operations,

          general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

          political and regulatory matters affecting the foreign countries in which we operate or purchase goods and materials including the current war with Iraq and the recent health crisis in the Far East, the market acceptance and amount of sales of our products and services,

          the extent that our distribution network and marketing programs achieve satisfactory response rates, our historical losses,

          the competitive environment within our industry,

          our ability to raise additional capital, if and as needed,

          the other factors and information discussed in other sections of this report.

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

Results of Operations
---------------------

     In July 2003, the Company purchased the outstanding common stock of Michele Audio (more fully described below). This acquisition has been reported as a reverse acquisition. As such, the historical information presented reflects those of the operating company, Michele Audio.

     The Company's net sales for the seven months ended September 30, 2003 decreased by $618,341, or 5%, to $12,292,875 as compared to net sales of $12,911,216 for the seven months ended September 30, 2002. Net sales for the three months ended September 30, 2003 decreased by $623,770, or 11%, to $5,229,811 as compared to net sales of $5,853,581 for the three months ended September 30, 2002. As a result of the Company's current financing agreement, the Company has not been able to obtain sufficient materials to manufacture at its historical levels. The Company is currently attempting to replace this financing with those from another lender as discussed below. This new potential financing would allow the Company more flexibility in the opening of letters of credit and allow the Company to obtain materials in a more consistent manner.

     Our gross profit for the seven months ended September 30, 2003 totaled $4,827,686 as compared to $6,229,568 for the seven months ended September 30, 2002. Gross profit as a percentage of sales during 2003 was 39%, which is significantly lower than those reflected historically. This decrease is primarily related to our difficulty in obtaining sufficient materials which has caused production to become inefficient.

     General and administrative expenses for the seven months ended September 30, 2003 totaled $4,091,773 as compared to $4,961,509 for the seven months ended September 30, 2002. The decrease in general and administrative expenses relates primarily to reduced payrolls, as well as reductions in professional fees, telephone and utilities.

     Selling and shipping expenses for the seven months ended September 30, 2003 totaled $346,971 as compared to $286,421 for the seven months ended September 30, 2002. The increase in selling and shipping expenses is primarily related to the increased bad debts during the current year.

     Interest expense for the seven months ended September 30, 2003 totaled $405,775 as compared to $512,453 in the seven months ended September 30, 2002. Interest expense for Michele Audio has increased in the last couple years as additional facilities were purchased. The Company expects the interest expense to increase in the short-term as a result of several short-term borrowing agreements. The Company expects to repay these high-interest short-term loans upon the obtaining of a new credit line facility.

     As a result of the foregoing, the Company had a net loss before extraordinary items of $543,332 for the seven months ended September 30, 2003, as compared to $110,737 for the seven months ended September 30, 2002. The Company had a net loss of $356,359 for the three months ended September 30, 2003, as compared to net loss before extraordinary items of $11,929 for the three months ended September 30, 2002.

Liquidity and Capital Resources
-------------------------------

     The Company had a working capital deficiency on September 30, 2003 totaling $423,733. This deficiency is primarily the result of net losses incurred as well as the obtaining of short-term financing.

     The Company has received a commitment letter from an asset-based lender for financing totaling up to $3,000,000 in the form of a line of credit. Borrowings under the line of credit will bear interest at the prime rate plus 2% per annum. The line is to be secured by certain of the Company's assets and guaranteed by two of the Company's officers. The Company intends to use this line to replace the existing line of credit with Wells Fargo. The commitment is subject to the successful completion of negotiations with Wells Fargo. There can be no assurance the Company will be able to complete these negotiations satisfactorily. Letters of Credit may also be opened pursuant to the proposed agreement. Upon the opening of a letter of credit, 50% of the cost of the purchase, including duty and freight, will be reserved against the availability of the line of credit. The Company will be charged a fee of 1/4 of 1% upon opening the letter of credit and 1/4 of 1% for each 30 days the letter of credit remains unpaid.

     In September 2003, the Company entered into a short-term note agreement with a lender for $775,000. The note which is due September 17, 2004, unless repaid sooner, bears interest at the rate of sixteen percent (16%) per annum. Interest only payments are due monthly.

     During the seven months ended September 30, 2003, we had net cash provided by operating activities of $274,753. The cash provided by operating activities resulted from the net loss as offset by depreciation and amortization, increases in accounts payable and accrued expenses and partially offset by increases in accounts receivable and prepaid expenses.

     We had net cash used in investing activities of $116,927 for the seven months ended September 30, 2003. The net cash used in investing activities during the seven months ended September 30, 2003 resulted primarily from the acquisition fixed assets.

     We had net cash provided by financing activities of $234,022 for the seven months ended September 30, 2003. The cash provided by financing activities during the seven months ended September 30, 2003 was primarily the result of short-term borrowings as partially offset by payments on long-term debt.

     As a result of the foregoing, the Company had a net increase in cash and equivalents of $391,848 during the seven months ended September 30, 2003.


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

Item 3.  Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures

     The Company's President and Treasurer have evaluated the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Report, and have concluded that these controls and procedures are effective.

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

                                        MICHELEX CORPORATION


Date: 12-16-03                          By: /s/ Ginette Gramuglia
     ----------                            ----------------------
                                           Ginette Gramuglia
                                           Director and President


Date: 12-16-03                              /s/ Thomas Gramuglia
     ----------                            ---------------------
                                           Thomas Gramuglia
                                           Director, Vice President and
                                           Treasurer


Date: 12-16-03                              /s/ Sharon Bishop
     ----------                            ------------------
                                           Sharon Bishop
                                           Director and Secretary