Form 10KSB
period 2003-12-31
MICHELEX CORP
filed 2004-04-15
CIK 1084263

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549


                                   FORM 10-KSB


[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from March 1, 2003 to December 31, 2003


                                    -------------    -----------------

                                   0-26695
                                   -------
                               Commission File No.


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2003 - $17,712,237.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

     April 13, 2004 - $4,366,828. There are approximately 3,969,844 shares of common voting stock of the Company held by non-affiliates. These shares have been valued at $1.10 per share, which was the closing bid price of the Company's common stock on April 13, 2004Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     None; Not applicable

                      (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 April 13, 2004

                                   14,205,964

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


                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization, Charter Amendments and General History
     ----------------------------------------------------

     Highway One-OWEB, Inc., a Utah corporation (the "Company"), was organized under the laws of the State of Utah on March 17, 1999. Copies of the Company's Articles of Incorporation and Bylaws were attached as exhibits to its Registration Statement on Form 10-SB, which was filed with the Securities and Exchange Commission on July 13, 1999. See Part III, Item 13 of this Report.

Prior to December 31, 2002.
---------------------------

     For a discussion of the Company's history prior to December 31, 2002, see its Annual Reports on Form 10-KSB for the years ended December 31, 2002, 2001, 2000, and 1999, which were previously filed with the Securities and Exchange Commission and are incorporated herein by this reference. See the Exhibit Index, Part III, Item 13 of this Report.

     General History
     ---------------

     On February 7, 2003, the Company entered into a Purchase Agreement (the "Agreement") with Pete Chandler and Benjamin Hansel. At the time the parties executed the Agreement, Mr. Chandler was the Company's sole director and President and was the owner of 2,000,000 shares, constituting approximately 85.2% of our issued and outstanding common stock. Under the Agreement, Mr. Chandler, as our sole director, executed a resolution by which we issued 20,000,000 "unregistered" and "restricted" shares of our common stock to Mr. Hansel in consideration of Mr. Hansel's agreement to serve as director and executive officer of the Company and his payment of all of the Company's costs and expenses incurred in connection with the Agreement. For more information regarding this Agreement, see the Company's Current Report on Form 8-K that was filed with the Securities and Exchange Commission on February 12, 2003, and which is incorporated herein by this reference. See Part III, Item 13 of this Report.

     On July 7, 2003, an Agreement and Plan of Merger(the "Plan") was executed by and between the Company; Michele Audio, Inc., a Delaware corporation ("Michele Delaware"); and Michele Audio Corporation of America, a New Jersey corporation ("Michele New Jersey"), by which Michele Delaware agreed to merge with and into Michele New Jersey, with Michele New Jersey being the surviving corporation. The merger became effective upon the filing of a Certificate of Merger with the Secretary of State of the State of New Jersey on July 23, 2003. Prior to the execution of the Plan, each of the parties resolved to rescind a separate first amended Agreement and Plan of Merger that they had executed on May 8, 2003. Pursuant to the Plan, the stockholders of Michele New Jersey received a total of 10,392,000 "unregistered" and "restricted" shares of the Company's common stock in exchange for all of their shares of common stock of Michele New Jersey. After the cancellation of 19,750,000 shares of common stock held by Mr. Hansel pursuant to the Plan, these 10,392,000 shares represent approximately 80% of the Company's issued and outstanding shares of common stock. For more information on the Plan, see the Company's Current Report on Form 8-K dated July 23, 2003, which was filed with the Securities and Exchange Commission on July 28, 2003, and which was amended on October 6, 2003. See Part III, Item 13 of this Report.

     As a result of the Plan, the operations of Michele New Jersey became the Company's sole business operations. Michele New Jersey changed its fiscal year from February 28 to December 31. On December 17, 2003, the Company filed an Current Report on Form 8-K with respect to this change. See Part III, Item 13 of this Report.

Subsequent Events.
------------------

     Effective March 9, 2004, which is subsequent to the period covered by this Report, the Company entered into a Consulting Agreement with Stock Communications Group, Inc., under which Stock Communications Group agreed to provide various investor and public relations services to the Company in consideration of the issuance of 400,000 "unregistered" and "restricted" shares of the Company's common stock. These shares have "piggyback" registration rights and were issued on April 13, 2004. The term of the Consulting Agreement is one year.

     On April 8, 2004, the Company entered into a Consulting Agreement with Argilus, LLC, a New York limited liability company. Under the Consulting Agreement, Argilus agreed to provide various financial consulting services to the Company in consideration of a fee of $25,000. In addition, Argilus is to receive separate fees for various transactions in which Argilus may assist.

     The Company has recently negotiated an amendment to the existing credit and security agreement between Michele New Jersey and its senior lender that in summary waives existing covenant violations, the payment of currently accrued and unpaid default interest, and the payment of the 2003 line fee. Additionally, the senior lender has increased the availability of working capital under the agreement through a restructuring of the advance rates on eligible accounts receivable and finished goods inventories and amending the reserve requirements on the term loan portion of the facility. The senior lender has also provided for potential interest rate reduction on the facility based on the Company achieving certain financial performance criteria during fiscal 2004 or obtaining prescribed levels of additional equity in the Company during fiscal 2004. As consideration, the Company has agreed to provide the continuing personal guarantees of and Ginette Gramuglia and Thomas Gramuglia our President and Vice President/Treasurer, respectively, an unconditional guarantee of the Company, a security interest in the Company's intellectual property and a general waiver and release of liability to the lender for any and all claims the Company may have had against the lender as of the date of the agreement. The officers of the Company approved and signed the agreement on April 13, 2004 and are confident it will be executed by the lender imminently.

Business.
---------

Principal Products and Services.
--------------------------------

     Michelex is a fully integrated audio replication and multimedia fulfillment company that provides quality products and professional grade services through its three divisions to customers located throughout North America. The Company's primary markets are the entertainment, recording, educational and computer software industries.

     *    Michelex Plastics Division   This division produces, imports, and
          distributes a complete line of plastic injection molded multimedia packaging products and offers complete fulfillment services for its customers. The division's product lines include CD Jewel Cases, Trays, DVD Boxes, and C-Shells for CD and DVD based products; C-0's and Norelco Boxes for cassette based products; and Video Boxes and Poly Boxes for VHS based products.

     *    Michele Audio Division   This division provides state of the art
          duplication, packaging, and fulfillment services for Cassette, CD, and DVD based products. The division also operates a both a recording and mastering studio through which it provides audio restoration, editing, and mastering services. Additionally, this division libraries and controls the Company's catalog of music and spoken word recordings which it licenses to other companies.

     *    Michelex Media Products Division   This division sells and
          distributes a broad range of paper, vinyl, tyvek, and board mailer based multimedia packaging products.

Distribution Methods of the Products or Services.
-------------------------------------------------

     The Company sells and distributes its products primarily through Company employed sales representatives. The Company services its customers from facilities it owns in Massena, New York and Salt Lake City, Utah, as well as from several public warehouses located throughout the United States.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     The Company recently announced the start up of its Michelex Media Products Division. The division began operations in March of 2003, and has grown steadily since its inception, accounting for approximately 6.1% of the Company's total sales for the 10 months ended December 31, 2003.

Competitive Business Conditions.
--------------------------------

     Although the Plastics division is experiencing increasing competitive pressure from offshore suppliers, the Company is still in the top 10% of producers of plastic injection molded multi media packaging products. The Company has been in business for 32 years and is one of the few remaining US owned and operated manufacturing companies in this industry segment. Through the years, the Company has developed a broad, diverse and loyal customer base, and a wide network of reliable suppliers. Coupling these factors with the Company's emphasis on customer service and an ability to maintain a balance of imported and domestically produced products enables the Company to compete favorably in the areas of price, quality, and technology.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     The Company's primary raw materials in the manufacturing process are polystyrene and polypropylene. Both products have been readily available to us. During the period January through December 2003, our primary suppliers of these products were Triad Plastics and Pyramid Plastics.

Dependence on One or a Few Major Customers.
-------------------------------------------

     The Company has a broad and diverse customer base with no one customer accounting for a significant portion of the Company's total sales.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
-------------------

    Through its Michele Audio Division, the Company is a party to numerous royalty and licensing agreements of various dates and durations.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     None, not applicable.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The primary governmental regulations affecting the Company's business are related to tariffs on products the Company imports or those levied on products which the Company's domestically produced products compete with in its various market segments. An increase in the tariffs on products produced offshore would enhance the Company's domestically produced products ability to more effectively compete on price; however it would also increase the cost of the Company's import products. Conversely, a decrease in tariffs on products produced offshore would have the opposite effect. Any change would require the Company to evaluate and possibly adjust its product mix.

Small Business Issuer.
----------------------

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

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

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

Research and Development.
-------------------------

     None; Not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     As the cost of compliance with environmental laws has not been significant, the Company does not maintain detailed records of these expenses.

Number of Employees.
--------------------

     As of December 31, 2003 the Company had a total of 166 employees; of this amount, 163 were employed full-time.

Item 2. Description of Property.
---------------------------------

Michelex Audio Division.
------------------------

     Through Michelex Audio, the Company owns a 6,800 square foot building on
4.5 acres in Massena, New York. There are no liens on this property. We rent 4,300 square feet of the property to one entity and 2,500 square feet to another entity, for a total annual rent of $26,400.

     We also own a 5,400 square foot building on two acres in Massena. There are no liens on this property. We rent 400 square feet of this building, for $3,600 in rents annually.

     We own the Massena Theater, which is an 8,000 square foot building with a 400-seat movie theater and two retail stores, which we rent for an annual amount of $10,800.

     We own 7.5 acres with a two-car garage and a mobile home in Massena. The mobile home is rented for $1,800 per year. This property is part of the security for a mortgage held by Pittsford Capital, LLC.

     We own 14 acres of land with 1,850 feet of frontage on Route 37 in Massena. The land connects to the mobile home and garage property discussed above. This property is also part of the security for a mortgage held by Pittsford Capital, LLC.

     We also own 12 acres of land with 400 feet of frontage on Route 420 in Massena. This property is not subject to any liens.

     We have a 5,000 square foot metal building on three acres of land, also located in Massena. This property connects to the mobile home and garage property identified above, and is also part of the security for the Pittsford Capital, LLC. mortgage.

     The Company also owns 85.39 acres of farm land on Route 56 in Massena. This parcel is also part of the security for the Pittsford Capital, LLC. mortgage.

     We have a 20,000 square foot building, with 2,000 square feet of office space located in Ogdensburg, New York. This property is subject to a mortgage on which we currently owe approximately $647,000.

     We own a 6,000 square foot building located in Massena. This property is not subject to any lien.

     We have a 5,000 square foot block building in an industrial park in Massena. We currently owe approximately $57,000 on a mortgage on this building.

Michelex Plastics Division.
---------------------------

     Through the Michelex Plastics Division, we own a 8,750 square foot metal building on one acre. The building, located in Massena, has two loading dock doors with 1,500 square feet in office space. This property has been pledged as security for our Wells Fargo Business Credit Term Loan. This lot also contains a 1,200 square foot metal building, which is not pledged as security for any loans.

     We have a 9,800 square foot metal building on one acre with two loading dock doors and 1,800 square feet of office space. This property is also located in Massena and is pledged as security for the Wells Fargo Business Credit Term Loan.

     The Company has a 20,000 square foot metal building on one acre of land with four loading dock doors and 1,200 square feet of office space. This property is also located in Massena and is being used as security for the Wells Fargo Business Credit Term Loan. There is also a 1,200 square foot metal building on this lot which has not been pledged as security for any loans.

     We also have a 26,000 square foot metal building with a brick front on two acres of land located in Massena. The building has four loading dock doors and approximately 4,000 square feet in office space. We owe approximately $123,000 on this property.

     We own a 25,500 square foot block and metal building with six loading dock doors located on two acres of land in Massena. Approximately 15,500 square feet is rented to two entities, for an annual rental income of $86,875. We currently owe approximately $96,755 on a mortgage on this property.

     We also own a vacant four acre lot in Massena. This lot is subject to a mortgage one which we currently owe approximately $2,025.

     We own an 83,864 square foot cement building located in Salt Lake City, Utah. The building has three dock doors and 25,000 square feet of office space. Michelex uses the un-rented space for office, warehouse and manufacturing facilities. This parcel has a first mortgage with Equitable Life & Casualty and a second mortgage for $800,000 from First Interstate Financial LLC, which is subordinate to the first mortgage. The second mortgage carries an interest rate of 9%, with a term of 18 months. Our Vice President and Treasurer, Thomas Gramuglia, holds a mortgage on this property in the amount of $350,000 that is subordinate to the other two mortgages. We currently owe approximately $1,992,000 on this parcel. We lease a total of 26,693 square feet to four entities. We receive a total of $132,048 annually from these leases.

     We also own a 16,000 square foot building in Salt Lake City.
Approximately 4,000 square feet is office space. We currently owe approximately $647,000 on a mortgage on this property. We also lease this building for $36,000 in annual lease income.

Item 3. Legal Proceedings.
---------------------------

     Except as indicated below, the Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of its common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

     During the 2003 fiscal year, Michele New Jersey entered into a Consulting Agreement with an investor relations consultant, and simultaneously entered into a Personal Services Agreement with an individual. The agreements were effective June 1, 2003 and they both expire on May 31, 2004. The agreements called for certain services, to be provided by the consultants for the benefit of the Michele New Jersey. As compensation for these services, Michele New Jersey agreed to issue to both consultants preferred shares of stock in Michele New Jersey.

     In March of 2004, which is subsequent to the period covered by this Report, the consultants filed for arbitration, as called for in the agreements, against the Company, claiming they have not been compensated as called for in the agreements. The Company responded by indicating that it was not a party to the agreement and was therefore not bound to the arbitration, and the filing was dismissed. In the event that the arbitration is re-filed or that the consultants file a lawsuit, the Company, among other defenses, will contend that neither consultant provided the quantity or quality of services contemplated under the agreements. The Company intends to vigorously defend its position.

Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     On September 9, 2003, our Board of Directors and majority stockholders voted to amend Article I of our Articles of Incorporation to change the Company's name to "Michelex Corporation." This amendment became effective on September 29, 2003. We filed a definitive information statement with respect to this matter on September 8, 2003. See Part II, Item 13 of this Report.

                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "MHXC." However, the market for shares of our common stock is extremely limited and only commenced in the third quarter of 2000. No assurance can be given that any established trading market for our common stock will develop or be maintained. If such a market develops in the future, resales of "unregistered" and "restricted" shares of common stock by members of management or others may have a substantial adverse impact on any such public market. See the heading "Recent Sales of Unregistered Securities," and the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

     The high and low bid prices for the Company's common stock for the past two years are as follows:

                                                      Bid
                                                      ---
Quarter ending:                         High                      Low
                                        ----                      ---
January 2, 2002 through
March 28, 2002                          $0.03                     $0.02

April 1, 2002 through
June 28, 2002                           $0.02                     $0.02

July 1, 2002 through
September 30, 2002                      $0.03                     $0.02

October 1, 2002 through
December 31, 2002                       $0.03                     $0.03

January 2, 2003, through
March 31, 2003                          $0.03                     $0.01

April 1, 2003, through
June 30, 2003                           $0.01                     $0.01

July 1, 2003, through
September 30, 2003                      $1.01                     $0.01

October 1, 2003 through
December 31, 2003                       $0.25                     $0.15

          These bid prices were obtained from Pink Sheets LLC and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders.
--------

     The number of record holders of the Company's securities as of the date of this Report is approximately 16. This figure does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends.
----------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

     The following table reflects all sales of "unregistered" and "restricted" securities of the Company during the three most recently completed fiscal years:

                     Date                 Number of         Aggregate
     Name            Acquired             Shares            Consideration
     ----            --------            ---------          -------------

Benjamin Hansel        2/7/03            20,000,000 (1)     Payment of all
                                                            costs and expenses
                                                            incurred in
                                                            connection with
                                                            the Plan.

Ginette Gramuglia     7/28/03             5,196,000         (2)

Thomas Gramuglia      7/28/03             5,040,120         (2)

Michele Stone         7/28/03                51,960         (2)

Patrick Gramugila     7/28/03                51,960         (2)

     (1) All but 250,000 of these shares were canceled under the Plan.  See
Part I, Item 1 of this Report.

     (2) These shares were issued to these former stockholders of Michele New Jersey under the Plan. See Part I, Item 1 of this Report.

     The offers and sales of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Sections 3(b) and/or 4(2) thereof, and from similar applicable states' securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from registration.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     The Company has not adopted any equity compensation plans.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company recorded a net loss of $914,417 during the period from March 1, 2003, to December 31, 2003. Management has recently performed a critical review of the Company's strengths to determine what will be required to return the Company to profitability. The Company's strengths include:

     *  a loyal and diverse customer base;

     * infrastructure capable of producing, importing and selling at more than double the current volumes;

     *  well established channels of distribution;

     * management and technical personnel with a broad base of diverse industry experience;

     * a diverse and well established network of industry contacts, vendors and suppliers; and

     *  a broad range of products with strong market demand.

     To facilitate the Company's return to profitable operations, management has formulated the following turnaround plan for the 2004 fiscal year:

     *  Increase the percent of import products in the overall product mix;

     *  Increase profit margins on low margin products;

     *  Focus financial and operational resources on high margin products;

     * Increase sales to existing customers through cross selling of products;

     *  Implement divisional sales plans to increase sales to new customers;

     * Reduce operating expenses through increased operational efficiencies;

     * Optimize asset utilization through diversification and disposition of non-productive assets; and

     * Maximize the utility of technology-based operational and sales tools.

     Each of these strategies is discussed in greater detail below as they apply to each of the Company's three divisions. The elements of the plan incorporate fundamental business practices; however, the success of the plan depends on the implementation and monitoring of each strategy and the success of management in securing sufficient working capital and import letters of credit to facilitate the plan.

Michelex Plastics Division.
---------------------------

     The Michelex Plastic Division imports, manufactures and sells plastic injection molded media packaging products. This is the largest of the three divisions in terms of revenues, personnel, and infrastructure. Actual revenues for this division accounted for 71.2%, 65.1%, and 66.4% of the total company revenues for the 12 month periods ended February 28, 2002, February 28, 2003 and December 31, 2003 respectively. Given the relative size of this division and the impact it has on the overall Company, returning it to profitability is a key objective of the Company's turnaround plan. Following is a brief description of the strategic elements of the plan devised for the Michelex Plastics Division.

     Increase Product Imports. Although management identified the benefits of augmenting domestically produced products with a balance of imported products years ago, cash flow constraints have impaired the Company's ability to import products. However, since 1999, a period in which raw material prices and production related expenses have increased dramatically, import product sales have declined from approximately 32.9% of the plastic division sales for the 12 months ended February 28, 2000 to approximately 24.5% of the plastic division sales for the 12 months ended December 31, 2003. Typically the imported products are specialty items that sell for higher prices per piece and produce higher profit margins.

     Management believes increasing the amount of import products as a percent of the total Michelex Plastic Division sales is one of the most critical elements of the Company's overall turnaround strategy. For the 12 months January through December, 2004, the Company has projected total product sales of approximately $15,042,800 for this division. This represents an increase of approximately 10.8% as compared to the same period for 2003.
Of this increase, approximately 73.7% is from import product sales. Management has projected import product sales will constitute approximately 25.8% of the total division product sales for the 12 months ending December 31, 2004.

     The advantage of import products varies within each product line of this division. Management has focused on changing the mix of imports and domestically produced products on the product lines where it believes the most benefit can be derived.

     The most significant changes have been made in the Jewel Box and Tray product lines. Production of domestically produced Jewel Boxes and Trays are forecasted to decrease while imported pieces are projected to increase. The projected declines in pieces of import C-0's and domestically produced Norelco Boxes are the result of a shrinking market for these products. Management has projected a small growth in Video boxes (3.4%) for 2004 due to the declining overall market. However, the Company is currently evaluating an opportunity that could result in a dramatic increase in domestically produced Video Box sales.

     The projected increase in the domestically produced C-Shell product line (approximately 5,112,500 pieces) is based on a strong market demand for the product. To meet the current demand the Company has ordered and will take delivery of two new molds in the first and second quarters of 2004 to enhance production.

     Within the DVD product line management has projected an increase of both domestically produced pieces and imported pieces. As with the C-Shell product line, demand for the DVD boxes remains strong. The imported DVD boxes are being produced on molds owned by Michelex. The cost of these molds is being amortized in the cost of the imported pieces purchased. It is anticipated this cost will be completely amortized in the third quarter of 2004 and the cost of imported DVD Boxes will drop significantly. No adjustment has been made in the projections to reflect the impact of this change. Management is confident that with import letters of credit available, the Company has the infrastructure and resources in place to effect the projected changes.

     Increase Product Prices.   A preliminary review of customer pricing in
conjunction with a recent review of domestic and import product costs has indicated the need to selectively implement a price increase. Given the nature of the Company's existing customer base, management believes an across the board price increase on all products to all customers is not feasible. Management has initiated a program to review each customer to determine the cross section of products the customer purchases, the volume purchased of each product line and the customer's current pricing structure. Price increases will be based on the results of this review. Price increases have already been initiated on several customers, including two of the Company's largest customers. In conjunction with the price increase program, new guidelines have been established for new customer product pricing and two new accounts have been acquired at significantly better pricing than has been historically achieved. Management has included modest price increases in the sales projections for certain product lines.

     Increase Sales to Existing Accounts.   In conjunction with the customer
file review noted above, each customer file is being reviewed for the potential to sell additional product lines from the plastic division as well as products from the other divisions. Management believes this will prove to be an efficient and cost effective tool to generate additional sales and promote improved customer relations. An important aspect of this and the other strategies related to increasing sales is a constant supply of all product lines. This aspect ties directly into the revisions of the import and production strategies.

     Increase Sales Through New Business. Included as integral elements of this turnaround plan are the addition of two new sales staff positions, production of a new product catalog, upgrades to the Company's website, additional media advertising and trade show related expenses. The primary focus of these positions will be the acquisition of new accounts. Additionally, the Company is currently evaluating the feasibility and cost effectiveness of diversifying and domestically producing two new specialty products for two large retailers.

     Reduce Production Related Expenses. Management is currently in the process of completing a comprehensive review of the Company's production operations and the costs associated with these operations. Although styrene prices are projected to continue to increase, management believes reducing inefficiencies in operations coupled with a consistent supply of styrene will result in reductions in the cost per unit of the Company's domestically produced products.

     Management's plan contemplates a reduction in the number of units of certain domestically produced products, securing a consistent supply, grade and quality of raw materials, and closer monitoring of the production processes. Management is continuing to monitor and evaluate the potential for future increases in the cost of styrene. In conjunction with this, management is also evaluating the feasibility and cost of importing a percentage of the standard jewel box and tray requirements that are currently produced domestically. Importing a portion of these product lines will reduce the Company's exposure to availability and price fluctuations of styrene and increasing production related expenses. Additionally, reducing the number of domestically produced units would enable the Company to contract and consolidate its production operations and concentrate on producing higher margin products (such as C-Shells and DVD Boxes) thereby optimizing the cost per unit of the remaining domestically produced products.

     Reduce and Control Sales and Administrative Expenses.   Management is
currently in the process of reviewing all sales, general and administrative expenses. The Company intends to consolidate certain overlapping administrative functions within the divisions and streamline its financial and management reporting processes. The purpose of this review is not to arbitrarily eliminate expenses but rather to improve the productivity for the resources expended on these functions. This is especially true with respect to the sales and marketing expenses where management has projected increased expenses for fiscal 2004 to add additional personnel and increase media exposure. Management believes it is important for the Company to re-establish itself as a reliable supplier of quality products within the media packaging industry with existing, previous and new customers.

     Optimize Asset Utilization. Although the Company has a substantial asset base, several of the assets are not currently generating revenues for the Company. Management has initiated a review of all of the Company's assets and will evaluate each one with respect to its potential to profitably generate revenues. Thus far, management has identified three properties that are being considered for disposition. Selling these three parcels could eliminate up to approximately 10% to 15% of the total debt from the Company's balance sheet. Management is fairly confident two of three properties can be disposed of. However, the third parcel is located in Salt Lake City and may be more difficult to sell in the immediate future. The premises are leased however, and the lease payments help offset the carrying costs of the facility. The Company is also evaluating the feasibility and cost effectiveness of selling certain of its current production assets and replacing them with newer, more efficient and less labor-intensive equipment.

Michele Audio Division.
-----------------------

     This division is involved primarily in the duplication and packaging of music and spoken word communication products. During the fiscal year ended February 28, 2003 this division accounted for approximately 34.5% of the total company sales. For the 12 months ended December 31, 2003 this declined to approximately 28.0% of total company sales, a level that more accurately reflects recent historical sales. The elements of the turnaround strategy for this division are in many ways similar to those proposed for the Michelex Plastics Division and are described below.

     Revise The Divisions Product Mix. This is the single most important element of this division's turnaround strategy. Historically the principal product line for this division has been cassette-based products. For the 12 months ended February 28, 2002; February 28, 2003; and December 31, 2003, cassette-based products have accounted for 83.3%, 79.9%, and 72.5% respectively of the total division sales. Although management identified the changing market dynamics several years ago, the Company did not aggressively pursue the CD and DVD market segments.

     Starting with the 2004 fiscal year, the Company has adopted a strategy to aggressively pursue the CD and DVD market segments and has projected an increase of approximately 23.5% in CD/DVD product sales for the 12 months ending December 31, 2004, as compared to actual sales for the same period ending December 31, 2003. No increase was projected for cassette-based sales. Management has established 2004 as the base year for aggressively initializing this shift in product mix and contemplates the 2005 fiscal year will involve a far more dramatic shift in the product mix. The items discussed in the next paragraph are an integral part of this overall strategy.

     Increase New Customer Accounts. In order to achieve the objectives set forth in the previous paragraph it is imperative that the Company initiates a sales and marketing program to aggressively pursue new accounts in the CD and DVD marketplace. The Division is currently in the process of restructuring its catalog and updating the Company's website to emphasize the Company's CD and DVD replicating and packaging capabilities. Additionally management is currently interviewing candidates for two new sales positions, one each on the East and West coast to specifically pursue new accounts. Management believes it can also use the reputation it has established as a high-speed quality replication and packaging source for cassette products as an effective marketing tool in this strategy.

     Increase Product Pricing. Simultaneously with the review of the Plastics division customer base previously discussed, management initiated a review of the Audio division customer account base. To date, price increases have been obtained from several existing Audio division accounts. Management believes there may also be another opportunity on the horizon for cassette-based products. Although the market for these products is shrinking, so is the source of reliable quality suppliers. Although this may be a short duration opportunity, it could prove to be a profitable source of revenue during the transition period.

     Reduce and Control Production and Operating Expenses. Management is in the process of revising and implementing changes for controlling, monitoring and reporting cost and production data. Additionally, the Company is reviewing its production scheduling process to more efficiently and cost-effectively facilitate the production of customer orders. As with the plastics division, management is reviewing all administrative functions to eliminate duplication and overlap with other divisions.

     Management believes the turnaround strategies applicable to the Michele Audio Division are going to be the most difficult to successfully implement and integrate into the Company's operations. Although the Company has experience in CD replication and packaging, this element of the strategy is the most aggressive in terms of changing existing operation strategies and deviation from existing business practices within this division.

Michelex Media Products Division.
---------------------------------

     This division began operations in February, 2003, when Michele Audio Corporation took over the operations of the Enpack Company. Since that time, this division has been the fastest growing and most profitable division of the Company. This division's products consist primarily of paper, vinyl, tyvek and board mailer-based media packaging products for use with CD and DVD media. Although the strategies outlined below are not technically categorized as turnaround strategies for this division, they are an integral part of the overall corporate turnaround plan.

     Increase Website Related Sales. The Company has contracted a website design Company to assist in designing and implementing an upgrade to the Company's website and its links to other websites. Various market survey data reviewed by the Company and contact with new and existing customers have indicated the website is a very effective tool in this segment of the media packaging industry. The Company contemplates the website will be fully functional by the end of the second quarter 2004 and has projected sales generated through this venue will constitute approximately 27.8% of the total projected sales for 2004.

     Continue the Growth of Wholesale Sales. Management is confident the growth in this area will continue. Demand for the product remains strong and the Company believes it can successfully cultivate additional business from its existing customer base in the other two divisions as well as pursue new customers. Additionally, management has projected adding two additional personnel in the sales department, allocated resources to create a new product catalog, and projected an increase in advertising and trade show expenses.
The critical element in this particular strategy will be the ability of the Company to secure ample quantities of inventory to satisfy the customer's demands in a timely manner.

     The primary focus in this business segment will be to maintain the sales momentum the Company has generated during the first year of operation and capitalize on the opportunities that currently exist.

     Forward-Looking Information.
     ----------------------------

     Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company's reports on file with the Securities and Exchange
Commission: (i) general economic or industry conditions, nationally and/or in the communities in which our Company may conduct business; (ii) changes in the interest rate environment, legislation or regulatory requirements; (iii) conditions of the securities markets; (iv) changes in the industries in which the Company competes; (v) the development of products or services that may be superior to products or services offered or developed by our Company; (vi) competition; (vii) changes in the quality or composition of products or services developed by our Company; (viii) our ability to develop new products or services; (ix) our ability to raise capital; (x) changes in accounting principals, policies or guidelines; (xi) financial or political instability;
(xii) acts of war or terrorism; (xiii) other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

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

Item 7.  Financial Statements.
         ---------------------

               MICHELEX CORPORATION AND SUBSIDIARY

            Index to Consolidated Financial Statements
              for the Period Ended December 31, 2003





     Independent Auditors' Reports                          F - 2

     Balance Sheet                                          F - 3

     Statements of Operations                               F - 5

     Statements of Changes in Shareholders' Equity          F - 6

     Statements of Cash Flows                               F - 7

     Notes to Financial Statements                          F - 9

                   INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Shareholders
Michelex Corporation

We have audited the accompanying balance sheet of Michelex Corporation as of December 31, 2003 and the related statements of operations, changes in shareholders' equity and cash flows for the period March 1, 2003 to December 31, 2003 and the year ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Michelex Corporation as of December 31, 2003 and the results of their operations and their cash flows for period March 1, 2003 to December 31, 2003 and the year ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
N. White Plains, New York
April 2, 2004

                MICHELEX CORPORATION AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEET

                        December 31, 2003

               ASSETS

Current assets:
  Cash                                            $     225,825
  Accounts receivable                                 3,575,495
  Accounts receivable   related party                   760,748
  Inventory, net                                      2,446,633
  Prepaid expenses and income taxes                     160,840
                                                  -------------
     Total current assets                             7,169,541

Fixed assets   net of accumulated depreciation
     and amortization of $20,318,859                  9,573,153

Other assets:
     Land and building held for investment              148,429
     Loans receivable   related party                    90,772
     Other assets                                       286,730
     Deferred taxes                                     622,509
                                                  -------------
          Total assets                            $  17,891,134
                                                  =============

See notes to financial statements.

                 MICHELEX CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEET

                        December 31, 2003


                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                            $   2,724,291
  Current portion of long-term debt                     755,646
  Current portion of capital leases                     528,385
  Accounts payable                                    3,720,150
  Accrued expenses                                      615,311
                                                  -------------
     Total current liabilities                        8,343,783

Other liabilities:
     Long-term debt less current maturities           5,448,912
     Note payable   officers                            385,979
     Capital leases less current maturities             889,597
     Note payable   related parties                     199,997
                                                   ------------
          Total liabilities                          15,268,268

Commitments and contingencies

Shareholders' equity
  Common stock - no par value stock,
     100,000,000 shares authorized,
     12,990,000 shares issued and outstanding      $     12,990
  Additional paid-in-capital                              4,850
  Retained earnings                                   2,605,026
                                                   ------------
     Total shareholders' equity                       2,622,866
                                                   ------------
     Total liabilities and shareholders' equity    $ 17,891,134
                                                   ============

See notes to financial statements

               MICHELEX CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                   March 1, 2003
                                        to             Year Ended
                                   December 31,        February 28,
                                     2 0 0 3             2 0 0 3
Net sales   unrelated parties      $17,300,668         $20,894,728
Net sales   related parties            411,569             793,285
                                   -----------         -----------
Net sales                           17,712,237          21,688,013
Cost of goods sold                  11,109,140          11,999,244
                                   -----------         -----------
Gross profit                         6,603,097           9,688,769
                                   -----------         -----------
Operating expenses:
  Selling and shipping                 501,808             709,581
  General and administrative         5,929,784           7,958,425
  Depreciation                       1,126,004           1,371,934
                                   -----------         -----------
     Total operating expenses        7,557,596          10,039,940
                                   -----------         -----------
Loss before other income (expense)
and income taxes                      (954,499)           (351,171)
                                   -----------         -----------
Other income (expense):
  Other income                         127,866             117,316
  Interest expense, net               (619,409)           (939,212)
  Gain on sale of assets                34,352               8,387
  Net income (loss) from rental
  properties                           (13,181)             39,629
                                   -----------         -----------
     Other income (expenses)          (470,372)           (773,880)
                                   -----------         -----------
Loss before income taxes            (1,424,871)         (1,125,051)

Income tax (benefit)                  (510,454)           (338,904)
                                   -----------         -----------
Net loss before extraordinary gain    (914,417)           (786,147)

Extraordinary gain:
     Forgiveness of debt, net of
     income tax of $466,665                 --             829,628
                                   -----------         -----------
Net (loss) income                  $  (914,417)        $    43,481
                                   ===========         ===========
Weighted shares outstanding:
  Primary and diluted               12,990,000          12,990,000

Earnings per share:
  Primary and diluted              $      (.07)        $        --

See notes to financial statements

                MICHELEX CORPORATION AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

            PERIOD MARCH 1, 2003 TO DECEMBER 31, 2003
               AND THE YEAR ENDED FEBRUARY 28, 2003

                                             Additional
                           Common stock       Paid-in   Retained
                         Shares       Amount  Capital   Earnings     Total
Balance-March 1, 2002     12,990,000  $12,990   $4,850  $3,475,962 $3,493,802

Net income                        --       --       --      43,481     43,481
                          ----------  -------   ------  ---------- ----------
Balance-February 28, 2003 12,990,000   12,990    4,850   3,519,443  3,537,283

Net loss                          --       --       --    (914,417)  (914,417)
                          ----------  -------   ------  ---------- ----------
Balance-December 31, 2003 12,990,000  $12,990   $4,850  $2,605,026 $2,622,866
                          ==========  =======   ======  ========== ==========

See notes to financial statements.

                 MICHELEX CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   March 1, 2003
                                        to             Year Ended
                                   December 31,        February 28,
                                     2 0 0 3             2 0 0 3

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                         $  (914,417)    $     43,481
  Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
   Depreciation and amortization              1,126,004        1,406,649
   Provision for losses on inventory                 --           26,182
   Gain on sale of assets                       (34,352)          (8,387)
   Deferred taxes                              (511,479)         126,535
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                          143,874         (198,251)
   Inventory                                    186,732         (391,655)
   Refundable income taxes                           --          289,860
   Prepaid expenses and taxes                   114,190           21,025
   Other assets                                (239,509)         (28,557)
   Accounts payable                             353,020         (119,630)
   Accrued expenses and taxes                   103,223          (32,890)
                                            -----------     ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES        327,286        1,134,362
                                            -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of land and
  building held for Investment                       --          825,000
  Proceeds from sale of fixed assets                 --               --
  Acquisition of fixed assets                  (854,231)      (1,515,185)
                                            -----------     ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES       (854,231)        (690,185)
                                            -----------     ------------

See notes to financial statements

                MICHELEX CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          March 1, 2003
                                                to             Year Ended
                                           December 31,        February 28,
                                             2 0 0 3             2 0 0 3
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                $ (902,504)      $(3,177,416)
  Proceeds from long-term debt                  950,000         4,400,000
  Net borrowings from loan payable              250,559        (1,666,917)
  Net borrowings from loans to related parties  189,159           107,626
                                             ----------       -----------
NET CASH FLOWS BY FINANCING ACTIVITIES          487,214          (336,707)
                                             ----------       -----------
NET INCREASE (DECREASE) IN CASH                 (39,731)          107,470

CASH AT BEGINNING OF YEAR                       265,556           158,086
                                             ----------       -----------
CASH AT END OF YEAR                          $  225,825       $   265,556
                                             ==========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Income taxes paid                          $    1,025       $       325
                                             ==========       ===========
  Interest paid                              $  622,153       $ 1,087,879
                                             ==========       ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of fixed assets through issuance
  of Notes and leases payable                $       --       $   721,500
                                             ==========       ===========


See notes to financial statements.

               MICHELEX CORPORATION AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Michele Audio Corporation of America began business in March 1972. As a result of the merger discussed in note 4, Michele Audio Corporation of America became a wholly owned subsidiary of Highway One-Oweb, Inc. Subsequent to the merger Highway One-Oweb, Inc. changed its name to Michelex Corporation. Michelex is a fully integrated audio replication and multimedia fulfillment company that provides quality products and professional grade services to customers throughout North America. Through its Plastics division the Company provides a broad range of plastic injection molded multimedia packaging products and fulfillment services. The product offerings include Jewel Boxes, Trays, DVD Boxes, and C-Shells for CD and DVD based products, Norelco Boxes and C-0's for cassette based products and Video Boxes and Poly Boxes for VHS based products. Through its audio division the Company provides replication services for cassette, CD and DVD based products. Additionally, the audio division owns exclusive rights to an extensive library of music and spoken word program material it licenses to customers and also operates both a recording and mastering studio which provides audio restoration, editing and mastering services to its customers. Through its newest division the Company offers a broad range of paper, vinyl, tyvek, and board mailer based multimedia packaging products. In addition to servicing customers from its headquarters and manufacturing facilities in Massena, NY in 1999 the Company opened a manufacturing and distribution facility in Salt Lake City, UT to better serve customers in the western half of the United States.

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Accounts Receivable
The Company estimates an allowance for bad debts based on a periodic review of its accounts which are charged to operations at the time they are deemed to be uncollectible.

Inventory
Inventory is valued at the lower of cost (first-in first-out method) or market. Merchandise shipped from overseas is inventoried, and the corresponding liability recorded, upon the Company's taking title to the inventory. Components of inventories at December 31, 2003 are as follows:

     Raw materials    $  346,250
     Work in process          --
     Finished goods    2,100,383
                       ----------
                      $2,446,633
                       ==========

Revenue recognition
Revenues are recognized when product is shipped from the Company's facilities.

               MICHELEX CORPORATION AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003


NOTE 1   SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risks
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments and trade accounts receivable.

The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003, the Company's uninsured cash totaled $88,956.

Most of the Company's business activity is with customers located in the United States. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations in the country.

The Company routinely assesses the financial strength of its customers, and as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

Fixed Assets
The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the expected useful life of the asset as follows:

  Building and improvements     10 to 31 years
  Equipment                       5 to 7 years
  Vehicles                             5 years
  Masters                              3 years

Included in fixed assets is $1,771,077 in equipment and $1,010,920 in land and buildings under capital leases.

Land and Building Held for Investment
Property held for investments consists of land not used in the business in Massena, NY as well as property for which the Company plans to renovate and rent.

               MICHELEX CORPORATION AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Income Taxes
The Company reports income taxes based upon Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Advertising:
The Company expenses advertising costs as they are incurred.

Earnings (Loss) Per Share:

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and is adjusted for the dilutive effect of shares issuable upon the exercise of options and warrants. The Company had a net loss for the period March 1, 2003 to December 31, 2003 and the year ended February 28, 2003, and accordingly, potential common share equivalents are excluded from this computation, as the effect would be anti-dilutive.

NOTE 2   RELATED PARTIES

Note Payable - Key Bank/Officers
In August 2002, the officers of the corporation borrowed $50,000 personally from Key Bank. Proceeds were then lent to the corporation which is making scheduled monthly payments of $5,000 principal plus interest at the Bank's Prime Rate plus 2%. This loan was repaid in 2003.

Loans Receivable-Media Books, LLC, Hindsight Records, Inc.,
Michelex Plastics Corp. and Michelex Trimark:
The Company has made interest free advances to these companies, which are owned principally by certain shareholders of the Company.

                MICHELEX CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003

NOTE 3   CREDIT LINES

Wells Fargo Business Credit, Inc.
In March 2002, the Company entered into a $7,000,000 revolving note agreement with Wells Fargo Business Credit, Inc. for working capital and issuance of letters of credit. Interest is payable monthly at the Bank's base rate plus 3%. The note is payable on demand. Borrowings under the credit facility at December 31, 2003 totaled $1,949,291. The Company is currently in default of the credit facility. The Company is currently in negotiations with the bank to amend certain of the provisions of the agreement and to settle the default charges.

Pittsford Capital Mortgage Partners
In September 2003, the Company entered into a short-term note agreement with a lender for $775,000. The note which is due September 17, 2004, unless repaid sooner, bears interest at the rate of sixteen percent (16%) per annum. Interest only payments are due monthly.

Credit Facility A-Key Bank
The corporation had a credit line of $1,150,000 to support the issuance of Letters of Credit for the purpose of buying inventory. As of March 31, 2002, the line was closed.

Credit Facility B-Key Bank
The corporation had a note line in the amount of $4,100,000 to support its working capital needs. This line was closed for further borrowing purposes as of March 31, 2002.

These credit lines are collateralized by all accounts receivable, inventory, furniture, fixtures, equipment and general intangibles. Key Bank also held a collateral security mortgage interest in the Lake of the Isles Golf Course (Oak Ridge Investment). All obligations were guaranteed by Thomas Gramuglia and Ginette Gramuglia.

In August 2002, Key Bank forgave $1,296,293 of outstanding debt owed by the Company, thus eliminating all Key Bank related debt except for the $50,000 note dated August 2002 (note 2).

NOTE 4 - MERGER WITH HIGHWAY ONE-WEB, INC.

In July 2003, the Company merged with Highway One-Web, Inc. ("Highway"). In exchange for the shares of the Company outstanding on the date of the merger, the shareholders received 10,392,000 shares of Highway stock.
In addition, 19,750,000 Highway shares previously issued were cancelled. The merger has been reflected as a reverse acquisition, and as such, the historical information presented reflects those of the operating Company, Michele Audio. The effect of this recapitalization has been reflected retroactively.

               MICHELEX CORPORATION AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003

NOTE 5   LONG-TERM DEBT

Long-term debts consists of the following:

                                         Interest  Due  December 31,
                                            Rate   Date     2003

Secured mortgage payable in monthly
  installments of $16,800 including
  interest, secured by certain Utah
  facilities                               8.75%   2018 1,641,878

Secured mortgage to Mountain America in
  monthly installments of $4,594
  including interest, secured by
  certain Utah facilities                    7%    2015   646,535

Secured note payable to bank in monthly
  installments of $45,833 plus
  interest, secured by certain
  property                           Prime + 3%    2010 3,437,500

Secured note payable to bank in monthly
  installments of $2,416 plus
  interest, secured by certain
  equipment                          Prime + 1%    2005    41,109

Secured mortgage payable in monthly
  installments of $2,146
  including interest, secured by
  certain property in Massena, NY         5.25%    2009   122,780

Note payable to Massena Industrial
  Development Corp. payable in
  annual installments of $2,025            0.0%   2004     2,025

Secured note payable to Associates
  Commercial Corporation payable
  in monthly installments of $730
  including interest, secured by
  certain transportation
  equipment                               10.5%   2005    12,731

Note payable in monthly installments of
  $2,897 including interest, secured
  by certain property and guaranteed
  by certain officers                        3%   2013   300,000
                                                       ---------
                                                       6,204,558
                 Less current maturities                 755,646
                                                       ---------
                                                      $5,448,912
                                                       =========

               MICHELEX CORPORATION AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003

NOTE 5   LONG-TERM DEBT (Continued)

Long-term debt matures as follows:
       Fiscal year ending December 31,
       2004                $   755,646
       2005                    691,018
       2006                    683,384
       2007                    692,805
       2008                    702,962
       After                 2,678,743
                           -----------
       Total               $ 6,204,558
                           ===========

NOTE 6   CAPITAL LEASE OBLIGATIONS

St. Lawrence County Industrial Development Agency
The Company leases a building and land located on Lot 18 in the Massena Industrial Park from the St. Lawrence County Industrial Development Agency. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar.

The lease dated May 1, 1992 is for 20,000 square feet of manufacturing space and the land on which the building is constructed. The lease calls for 120 monthly payments of $2,220 beginning June 1, 1992 and includes interest at a rate of 6% per annum. The Company made the final lease payments and assumed ownership of the property in 2002.

Heller Financial Leasing, Inc.
The Company leases equipment under capital lease arrangements with Heller Financial. The terms and amounts are described below. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar.

The leases dated August 9, 1999 are for thirteen Nissei injection mold machines. The term of the leases is sixty months with monthly payments of $27,362 which is equal to the cost to amortize $1,323,850 over a 5-year period at an interest rate of 8% per annum.

                MICHELEX CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003



NOTE 6   CAPITAL LEASE OBLIGATIONS (Continued)

St. Lawrence County Industrial Development Agency
The Company leases a building and land located on Lot 16 in the Massena Industrial Park from the St. Lawrence County Industrial Development Agency. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar. The lease dated November 6, 1998 is for 84 monthly payments of $4,431 beginning November 1998.

The Company leases a second building in the Massena Industrial Park from the St. Lawrence County Industrial Development Agency. Pursuant to the lease, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar. The lease dated October 30, 2003 is for 96 monthly payments of $724 beginning November 1, 2003.

US Bancorp Leasing
The Company leases Sumitomo injection molding machines under capital lease arrangements with US Bancorp Leasing. The Lease, dated September 11, 2001, is for 48 months with monthly payments of $10,012, which is equal to the cost to amortize $420,490 over a four-year period at an interest rate of 6.125% per annum. Pursuant to the leases the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchases for one dollar.

Yale Financial Services
The Company leases a used 1999 Yale forklift under capital lease arrangements with Yale Financial Services. The lease has been classified as a capital lease since the payments represent in excess of 90% of the equipment's cost.

The lease dated November 13, 2001 includes 24 monthly payments of $644 beginning January 2002. This is equal to the cost to amortize the cost of the equipment over 2 years with no interest payable.

                MICHELEX CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003



NOTE 6   CAPITAL LEASE OBLIGATIONS (Continued)

Ogdensburg Bridge and Port Authority
The Company leased a building and land located at 820 Commerce Park Drive, Ogdensburg from the Ogdensburg Bridge and Port Authority dated
March 29, 2002.    The lease is for 180 months with monthly payments of
$5,907, which is equal to the cost to amortize $700,000 over 15 years at an interest rate of 6% per annum.

Yale Financial Services
The Company leased two reconditioned 1997 Yale lift trucks under capital lease arrangements with Yale Financial Services on April 25, 2002. Pursuant to the leases, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased at fair market value. The lease has been classified as a capital lease since the payments represent in excess of 90% of the equipment's cost. The lease is for 24 monthly payments of $674 beginning April 2002, which is equal to the cost to amortize the cost of the equipment over two years with no interest payable.

Future minimum lease payments are as follows:

Year Ended
December 31,
  2004                  $   585,666
  2005                      310,480
  2006                       79,572
  2007                       79,572
  2008                       78,124
  After                     584,793
                        -----------
                          1,718,207
  Less interest portion     300,225
                        -----------
  Present value of net
  minimum lease payments  1,417,982
  Less current portion      528,385
                        -----------
                        $   889,597
                        ===========

               MICHELEX CORPORATION AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003


NOTE 7   RETIREMENT PLAN

401(k) Plan
Effective March 1, 1993, the Company established a Deferred Savings and Profit Sharing Plan that covers substantially all employees. The plan expense was $13,414 and $21,729 for fiscal periods ended December 31, 2003 and February 28. 2003. The pension plan contributions were in accordance with requirements of the pension plan trustee. The net assets of the plan as of December 31, 2003 were $913,064.

NOTE 8   SALE OF ASSETS

Sale of Oak Ridge Investment
On August 1, 2002, the Company sold its Oak Ridge Investment, the Lake of the Isles Golf Course, for $825,000. Proceeds from this sale were used to reduce liability owing to Key Bank, prior to its forgiving the remaining debt (Note 3).

NOTE 9   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:
                                 December 31,
                                   2 0 0 3
  Deferred tax assets:
       Net operating loss          $868,145
       Inventory reserves             7,527
                                   --------
       Gross deferred tax assets    875,672

  Deferred tax liability:
       Depreciation                 253,163
                                   --------
  Net deferred tax assets          $622,509
                                   ========

               MICHELEX CORPORATION AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003

NOTE 9   INCOME TAXES (Continued)

The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded. The Company's income tax expense before extraordinary items consists of the following:

                                       March 1, 2003       Fiscal
                                             to          Year Ended
                                        December 31,     February 28,
                                           2 0 0 3         2 0 0 3
    Current:
       Federal                        $         --     $         --
       State                                  1,025            5,719
                                       ------------     ------------
                                              1,025            5,719
  Deferred:
       Federal                             (475,678)        (320,501)
       State                                (35,801)         (24,122)
                                       ------------     ------------
                                           (511,479)        (344,623)
                                       ------------     ------------
       Benefit for income taxes        $   (510,454)    $   (338,904)
                                       ============     ============

A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate is as follows:
                                      March 1, 2003          Fiscal
                                            to             Year Ended
                                       December 31,        February 28,
                                         2 0 0 3             2 0 0 3

U.S. Federal income tax statutory rate      (34)%             (34)%

State income tax, net of Federal income
tax benefit                                  (7)               (7)

Other   primarily net operating losses        5                11
                                            ---               ---
Effective tax rate                          (36)%             (30)%
                                            ===               ===

The Company has available approximately $3,382,000 of net operating loss carryforwards available to reduce future taxable income expiring through 2023.

                MICHELEX CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003

NOTE 10   MANAGEMENT'S PLAN OF OPERATION AND GOING CONCERN MATTERS

The Company has reported losses from operations for the last couple years. In addition, the Company has a working capital deficiency and has been notified by its lender that it is in default of its credit facility. The Company is negotiating an amendment with its bank to address the default issues and the terms of the loan. Although the amendment is expected to provide a waiver for past defaults, there is no assurance the Company will not be in default in the future or that the will be successfully completed, at which time the bank could exert any and all of its default rights. Exerting these rights could put the Company in a severe liquidity crisis. There were also changes to the formula determining the maximum amount to be borrowed. The Company estimates that the changes being negotiated on the formula will provide an additional $400,000 in available borrowing. As part of these negotiations, the Company is attempting to obtain additional financing allowing the Company to purchase additional molds increasing its capacity to produce DVD products. Management believes that the costs associated with the production from these molds will be minimal as currently idle equipment would be able to be utilized.

In addition, the Company obtained $800,000 of additional financing through a second mortgage on its Utah facilities in January 2004.

The financial statements have been prepared assuming Company is able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 11   CONTINGENCIES

During the 2003 fiscal year, Michele Audio Corporation of America (the "Company") entered into a Consulting Agreement with Investor Relations Services, Inc., a Delaware corporation whose address is 120 Flagler Avenue, New Smyrna Beach, Florida and simultaneously a Personal Services Agreement with Mr. Charles Arnold located at 2 Spur Lane, Rolling Hills, California.
The agreements were effective June 1, 2003 and they both expire on May 31, 2004. The agreements called for certain services, which are enumerated in the agreements, to be provided by Mr. Arnold and Investor Relations Services for the benefit of the Company. As compensation for these services the Company agreed to issue both Investor Relations Services and Mr. Arnold preferred shares of stock in Michele Audio Corporation of America. Additionally, the preferred shares were to have conversion rights allowing Mr. Arnold and Investor Relations Services, Inc. each to convert their preferred shares to 4.9% undiluted of the common stock issued and outstanding following the first round of financing after the Company became a public entity. It was further agreed the stock when issued would be restricted pursuant to Rule 144.

In March of 2004 Mr. Arnold and Investor Relations Services filed for arbitration, as called for in the agreements, against Michelex Corporation claiming they have not been compensated as called for in the agreements. The Company responded indicating that Michelex Corporation was not a party to the agreement and was therefore not bound to the arbitration and the filing was dismissed. The Company among other defenses contends that neither Mr. Arnold nor Investor Relations Services, Inc. provided the quantity or quality of services contemplated under the agreements and intends to vigorously defend its position.

                        MICHELEX CORPORATION
                           AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2003

NOTE 12   SUBSEQUENT EVENTS

Second Mortgage on Utah Property

In January 2004, the Company obtained a second mortgage totaling $800,000 on its Utah facilities from a mortgage lender. The Company is required to make interest only payments at the rate of 9% for 18 months, at which time, the mortgage is due.

Financial Consulting Agreement

In March 2004, the Company entered into an agreement with a company which is to provide financial consulting services to the Company for one year. Fees for the services are comprised of 400,000 shares of the Company's common stock which the Company has valued at $100,000, the market value of the shares on the date of the agreement.

Financial Advisory Agreement

In March 2004, the Company entered into a financial advisory agreement with an investment banking firm. The financial advisory fees to be rendered include capital raising and business acquisition and sale. The fees for these services are to be based upon a schedule as set out in the agreement as services are performed.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

       On August 19, 2003, our Board of Directors resolved to engage Seligson & Giannattasio, LLP, Certified Public Accountants, of North White Plains, New York, to review our financial statements for the quarterly period ended September 30, 2003, and to audit our financial statements for the ten months ended December 31, 2003. The change in our auditors was reported in a Current Report one Form 8-K dated August 19, 2003, which was filed with the Securities and Exchange Commission on August 21, 2003. See Part III, Item 13 of this Report.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of our Company's directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Benjamin Hansel       Director        2/03           7/23/03
                      President       2/03           7/23/03
                      Secretary       2/03           7/23/03

Ginette Gramuglia     President       7/23/03          *
                      Director        7/23/03          *

Thomas Gramuglia      Vice President  7/23/03          *
                      Treasurer       7/23/03          *
                      Director        7/23/03          *

Sharon Bishop         Secretary       7/23/03          *
                      Director        7/23/03          *


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Ginette Gramuglia, President and director. Ms. Gramuglia, age 57, was born in Quebec, Canada. She has dual citizenship (Canada and USA). Ms. Gramuglia began been working at Michele Audio Corporation at its inception in 1972 and oversees all aspects of the business and its operations. She studied at the University of Quebec, and has a Bachelor degree in Business Administration.

     Thomas Gramuglia, Vice President, Treasurer and Director. Mr. Gramuglia is 54 years of age. He was born in Englewood, New Jersey. He is the founder of Michele Audio Corporation and Michele Audio Corporation of Canada, which was sold in 1979. Mr. Gramuglia is also the owner-operator of Hindsight Records. He attended schools in Fort Lee, New Jersey, graduating in 1967. Mr. Gramuglia attended New York Institute of Technology, majoring in Behavioral Science. He has networked extensively throughout Europe, the Far East, and South America in a continuing effort to expand international relations with industry majors.

     Sharon Bishop, Secretary and Director. Ms. Bishop, age 41, was born in Torrance, California. She began working for Michele Audio in December, 1980, evolving with the music and plastics industry from LP/8 track in the early 1980's to audio and video cassettes later that decade, CD's in the 1990's and to the present day, in which DVD's are prevalent.

Significant Employees.
----------------------

     None, not applicable.

Family Relationships.
---------------------

     Ginette Gramuglia and Thomas Gramulia are ex-spouses.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Each of our current directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on July 28, 2003. There have been no changes in any of these persons' stock ownership since that time.

Code of Conduct.
---------------

     The Company has adopted a Code of Conduct which is attached to this Report as Exhibit 14. See Part III, Item 13 of this Report.

Audit Committee.
----------------

     The Board of Directors does not have an audit committee. Due to each member's involvement in the day-to-day operations of the Company and their intimate familiarity with the financial condition and controls inherent in the Company, each member of the Board regularly monitors, reviews and makes suggestions regarding the Company's financial and operating procedures and control mechanisms.

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
-----------------------------------------------------------------

Ginette
Gramuglia,
Director,   12/31/03 $82,915  0     0      0       0     0   $2,166
President

Thomas
Gramuglia,
Director,   12/31/03 $82,915  0     0      0       0     0   $2,188
V. Pres,
Treasurer

Sharon
Bishop,
Director,   12/31/03 $90,009  0     0      0       0     0   $2,684
Secretary

Benjamin
Hansel      12/31/02    0     0     0      0       0     0   0
Former
Director,
President,
Secretary

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the years ended December 31, 2002 or 2001. None of our officers or directors have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

    There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:

                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class
----------------     ------------------           --------
Ginette Gramuglia          5,196,000                 36.58%
50 Westwood Drive
Massena, NY 13662

Thomas Gramuglia           5,040,120                 35.48%
12 Sierra Lane
Massena, NY 13662

Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:


                          Number of Shares       Percentage of
Name and Address         Beneficially Owned        of Class
----------------         ------------------      -------------

Ginette Gramuglia          5,196,000                 36.6%
50 Westwood Drive
Massena, NY 13662

Thomas Gramuglia           5,040,120                 35.5%
12 Sierra Lane
Massena, NY 13662

Sharon Bishop                      0                     0

All directors and         10,236,120                 72.1%
executive officers
as a group


Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control thereof.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     The only transactions between our Company and members of management, nominees to become a director or executive officer, five percent stockholders, or promoters or persons who may be deemed to be parents of our Company were:
(i) in August, 2002, the officers of Michele New Jersey borrowed $50,000 personally from Key Bank and then lent to Michele New Jersey, which was making scheduled monthly payments of $5,000 principal plus interest at the Bank's Prime Rate plus 2%; this loan was repaid in 2003; (ii) we have made interest free advances to Media Books, LLC, Hindsight Records, Inc. Michelex Plastics and Michelex Trimark, which are owned principally by certain shareholders of the Company.

Parents of the Issuer.
----------------------

     Our Company has no parents, except to the extent that Ms. Gramuglia and Mr. Gramuglia may be deemed to be a parent by virtue of their beneficial ownership of approximately 72% of its outstanding common stock. See the caption "Security Ownership of Certain Beneficial Owners and Management" of this Report.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

         8-K Current Report dated July 23, 2003, as amended, filed July 28, 2003 and October 6, 2003, respectively

         8-K Current Report dated August 19, 2003, filed August 21, 2003

         8-K Current Report dated July 23, 2003, filed December 17, 2003

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on Form 10-SB,          Part I
filed July 13, 1999**

Registration Statement on Form 10-SB-A1,       Part I
filed September 10, 1999**

Registration Statement on Form 10-SB-A2,       Part I
filed October 18, 1999**

Annual Report on Form 10KSB for the year
ended December 31, 1999**                      Part I

Annual Report on Form 10KSB for the year
ended December 31, 2000**                      Part I

Annual Report on Form 10KSB for the year
ended December 31, 2001**                      Part I

Annual Report on Form 10KSB for the year
ended December 31, 2002**                      Part I

Definitive Information Statement               Part I
regarding name change

          (ii)

Exhibit
Number            Description
------            -----------

14                Code of Ethics

31.1              302 Certification of Ginette Gramuglia

31.2              302 Certification of Thomas Gramuglia

32                906 Certification

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

Item 14.  Controls and Procedures.
          ------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

Item 15.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Michelex by its principal accountants during the calendar years ended December 31, 2003, and December 31, 2002:

     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $47,331        $ 5,298

     Audit-related fees                $ -0-          $ -0-

     Tax fees                          $ -0-          $ -0-

     All other fees                    $ -0-          $ -0-

     Total fees                        $47,331        $ 5,298

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICHELEX CORPORATION


Date: 4/14/04                           By: /s/ Ginette Gramuglia
     ----------                            ----------------------
                                           Ginette Gramuglia
                                           Director and President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: 4/14/04                               /s/ Ginette Gramuglia
     ----------                            ----------------------
                                           Ginette Gramuglia
                                           Director and President


Date: 4/14/04                               /s/ Thomas Gramuglia
     ----------                            ---------------------
                                           Thomas Gramuglia
                                           Director, Vice President and
                                           Treasurer


Date: 4/14/04                               /s/ Sharon Bishop
     ----------                            ------------------
                                           Sharon Bishop
                                           Director and Secretary