Form 10QSB
period 2004-03-31
MICHELEX CORP
filed 2004-05-21
CIK 1084263

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------

                        Commission File No. 000-26695

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

                                 14,205,964

                                May 14, 2004

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

                       MICHELEX CORPORATION

                  Index to Financial Statements






          Consolidated Balance Sheets                    F-2 - F-3

          Consolidated Statements of Operations          F-4

          Consolidated Statements of Cash Flows          F-5 - F-6

          Notes to Consolidated Financial Statements     F-7 - F-10

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS



                                               March 31,    December 31,
                                                 2004          2003


               ASSETS


Current assets:
  Cash                                      $      71,041  $     225,825
  Accounts receivable                           3,035,728      3,575,495
  Accounts receivable   related party             846,308        760,748
  Inventory, net                                2,595,702      2,446,633
  Restricted cash                                 267,467             --
  Prepaid expenses and income taxes               430,824        160,840
                                            -------------  -------------
     Total current assets                       7,247,070      7,169,541

Fixed assets   net of accumulated depreciation
     and amortization of $20,635,267 and
     $20,318,859, respectively                  9,331,550      9,573,153
Other assets:
     Land and building held for investment        148,429        148,429
     Loans receivable   related party              90,772         90,772
     Other assets                                 171,081        286,730
     Deferred taxes                               726,475        622,509
                                            -------------  -------------
          Total assets                      $  17,715,377  $  17,891,134
                                            =============  =============

See notes to consolidated financial statements

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS


                                               March 31,    December 31,
                                                 2004          2003

           LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Note payable to bank                      $   2,719,141  $   2,724,291
  Current portion of long-term debt               715,822        755,646
  Current portion of capital leases               533,561        528,385
  Accounts payable                              3,279,309      3,720,150
  Accrued expenses                                758,889        615,311
                                            -------------  -------------
     Total current liabilities                  8,006,722      8,343,783

Other liabilities:
     Long-term debt less current maturities     6,117,521      5,448,912
     Note payable   officers                      385,979        385,979
     Capital leases less current maturities       762,739        889,597
     Note payable   related parties               270,333        199,997
                                            -------------  -------------
          Total liabilities                    15,543,294     15,268,268
                                            -------------  -------------
Commitments and contingencies

Shareholders' equity
  Common stock - $.001 par value,
     100,000,000 shares authorized,
     13,390,000 and 12,990,000 shares
     issued and outstanding, respectively          13,390         12,990
  Additional paid-in-capital                      104,450          4,850
  Retained earnings                             2,054,243      2,605,026
                                             ------------  -------------
     Total shareholders' equity                 2,172,083      2,622,866
                                             ------------  -------------
     Total liabilities and shareholders'
     equity                                  $ 17,715,377  $  17,891,134
                                             ============  =============

See notes to consolidated financial statements

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended  One Month Ended
                                              March 31,          March 31,
                                              2 0 0 4            2 0 0 3
Net sales   unrelated parties                   $ 4,297,549     $1,915,469
Net sales   related parties                          30,213         36,606
                                                -----------     ----------
Net sales                                         4,327,762      1,952,075
Cost of goods sold                                2,727,106      1,189,145
                                                -----------     ----------
Gross profit                                      1,600,656        762,930
                                                -----------     ----------
Operating expenses:
  Selling and shipping                               64,876         71,282
  General and administrative                      1,701,771        562,851
  Depreciation                                      304,458        116,631
                                                -----------     ----------
     Total operating expenses                     2,071,105        750,764
                                                -----------     ----------
(Loss) income before other income (expense)
     and income taxes                              (470,449)        12,166
                                                -----------     ----------
Other income (expense):
     Other income                                    37,428          4,314
     Interest expense, net                         (210,810)       (64,753)
     Gain on sale of assets                                            911
     Net loss from rental properties                (10,920)          (787)
                                                -----------     ----------
               Other income (expenses)             (184,302)       (60,315)
                                                -----------     ----------
Loss before income taxes                           (654,751)       (48,149)

Income tax (benefit)                               (103,967)       (12,038)
                                                -----------     ----------
Net loss                                        $  (550,784)    $  (36,111)
                                                ===========     ==========
Weighted shares outstanding:
  Primary and diluted                            13,096,667     12,990,000

Earnings per share:
  Primary and diluted                           $      (.04)    $       --

See notes to consolidated financial statements

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          Three Months Ended  One Month Ended
                                              March 31,          March 31,
                                              2 0 0 4            2 0 0 3
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $ (550,784)    $  (36,111)
  Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
      Depreciation and amortization               304,458        116,631
      Financial consulting fees                     8,333             --
      Deferred taxes                             (103,966)       (12,038)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable                         454,207       (443,582)
      Inventory                                  (149,069)       279,066
      Prepaid expenses and other current assets  (437,451)       (14,886)
      Other assets                                115,649         20,570
      Accounts payable                           (440,841)       238,259
      Accrued expenses and taxes                  147,196         80,026
                                               ----------     ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES         (652,268)       227,935
                                               ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets                     (74,805)       (17,442)
                                               ----------     ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES          (74,805)       (17,442)
                                               ----------     ----------

See notes to consolidated financial statements

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          Three Months Ended  One Month Ended
                                              March 31,          March 31,
                                              2 0 0 4            2 0 0 3
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                   $ (292,897)    $  (42,091)
  Proceeds from long-term debt                     800,000             --
  Net borrowings from loan payable                  (5,150)      (172,315)
  Net borrowings from loans to related parties      70,336             --
                                                ----------     ----------
NET CASH FLOWS BY FINANCING ACTIVITIES             572,289       (214,406)
                                                ----------     ----------
NET DECREASE IN CASH                              (154,784)        (3,913)

CASH AT BEGINNING OF YEAR                          225,825        265,556
                                                ----------     ----------
CASH AT END OF YEAR                             $   71,041     $  261,643
                                                ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Income taxes paid                             $      380     $      380
                                                ==========     ==========
  Interest paid                                 $  190,859     $   62,601
                                                ==========     ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Financial consulting fees through issuance
     of common stock                            $  100,000     $       --
                                                ==========     ==========

See notes to consolidated financial statements.

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Michelex Corporation ("Michelex") contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2004 and December 31, 2003, the results of operations and cash flows for the periods ended March 31, 2004 and 2003.

The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Except as stated below, the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Restricted Cash

Restricted cash is comprised of funds which have been collected through a lockbox. These funds are used solely to pay down the credit line. These funds are not available to the Company for any other purpose.

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2004



NOTE 2   COMMITMENTS

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

In March of 2004 Mr. Arnold and Investor Relations Services filed for arbitration, as called for in the agreements, against Michelex Corporation claiming they have not been compensated as called for in the agreements. The Company responded indicating that Michelex Corporation was not a party to the agreement and was therefore not bound to the arbitration and the filing was dismissed. In April 2004, Mr. Arnold and Investor Relations Services re-filed for arbitration. All parties are contesting the existence and validity of the arbitration clause in the first instance. The Company among other defenses contends that neither Mr. Arnold nor Investor Relations Services, Inc. provided the quantity or quality of services contemplated under the agreements and intends to vigorously defend its position.

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2004




NOTE 3 - SECOND MORTGAGE ON UTAH PROPERTY

In January 2004, the Company obtained a second mortgage totaling $800,000 on its Utah facilities from a mortgage lender. The Company is required to make interest only payments at the rate of 9% for 18 months, at which time, the mortgage is due.

NOTE 4 - FINANCIAL CONSULTING AGREEMENT

In March 2004, the Company entered into an agreement with an unrelated party which is to provide financial investor relations services to the Company for one year. Fees for the services are comprised of 400,000 shares of the Company's common stock which the Company has valued at $100,000, the market value of the shares on the date of the agreement.

NOTE 5 - FINANCIAL ADVISORY AGREEMENT

In March 2004, the Company entered into a financial advisory agreement with an investment banking firm. The financial advisory services to be rendered include capital raising and business acquisition and sale. The fees for these services are to be based upon a schedule as set out in the agreement as services are performed.

NOTE 6   AMENDMENT TO CREDIT LINE

In April 2004, the revolving note agreement with Wells Fargo Business Credit Line, Inc. was amended. The amendment changed certain of the provisions of the agreement including the formula used to calculate the funds available to be borrowed. In addition, certain default charges were settled. The Company estimates that an additional $200,000 to $400,000 was made available to the Company as a result of the amendment.

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

                  NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2004


NOTE 7   SEGMENT INFORMATION


                                                      Michelex
                             Michele     Michelex       Media
                              Audio      Plastics     Products      Total

Period ended March 31, 2004

     Net sales              $1,042,468  $ 2,884,608    $400,686  $4,327,762
     Net loss                 (130,293)    (458,208)     37,717    (550,784)
     Segment assets          5,861,845   11,513,161     340,371  17,715,377

Period ended March 31, 2003

     Net sales              $  523,570  $ 1,329,284    $ 99,221  $1,952,075
     Net loss                  (83,250)      51,666      (4,527)    (36,111)
     Segment assets          5,057,950   12,556,501     276,683  17,891,134

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

Plan of Operation.
------------------
     The Company recorded a net loss of $550,784 during the three months ended March 31, 2004. Although the Company recorded a net loss for the first quarter of 2004, the loss was approximately $10,900 (1.9%) less than the loss projected in the Company's turnaround plan for 2004. During the first quarter of 2004, management initiated several of the strategies enumerated in the Company's plan of operation which is summarized in the following pages.
During the fourth quarter of 2003, management performed a critical review of the Company's strengths to determine what would be required to return the Company to profitability. The Company's strengths include:

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

     *  Improve profit margins on low margin products;

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

Michelex Plastics Division.
---------------------------
     The Michelex Plastic Division imports, manufactures and sells plastic injection molded media packaging products. This is the largest of the three divisions in terms of revenues, personnel, and infrastructure. Actual revenues for this division accounted for 71.2%, 65.1%, and 66.4% of the total company revenues for the 12 month periods ended February 28, 2002, February 28, 2003 and December 31, 2003 respectively. Revenues for this division in the first quarter of 2004 accounted for 66.7% of total sales. Given the relative size of this division and the impact it has on the overall Company, returning it to profitability is a key objective of the Company's turnaround plan. Following is a brief description of the strategic elements of the plan devised for the Michelex Plastics Division.

     Increase Product Imports. Although management identified the benefits of augmenting domestically produced products with a balance of imported products years ago. However, since 1999, a period in which raw material prices and production related expenses have increased dramatically, import product sales have declined from approximately 32.9% of the plastic division sales for the 12 months ended February 28, 2000 to approximately 24.5% of the plastic division sales for the 12 months ended December 31, 2003. Typically the imported products are specialty items that sell for higher prices per piece, require minimal additional expense by the Company, and produce higher profit margins.

     Management believes increasing the amount of import products as a percent of the total Michelex Plastic Division sales is one of the most critical elements of the Company's overall turnaround strategy. For the 12 months January through December, 2004, the Company has projected total product sales of approximately $15,042,800 for this division. This represents an increase of approximately 10.8% as compared to the same period for 2003. Of this increase, 73.7% is from import product sales. Management has projected import product sales will constitute approximately 25.8% of the total division product sales for the 12 months ending December 31, 2004.

     The advantage of import products varies within each product line of this division. Management has focused on changing the mix of imports and domestically produced products on the product lines where it believes the most benefit can be derived.

     The most significant changes have been made in the Jewel Box and Tray product lines. Production of domestically produced Jewel Boxes and Trays are forecasted to decrease, while imported pieces are projected to increase. The projected declines in pieces of import C-0's and domestically produced Norelco Boxes are the result of a shrinking market for these products. Management has projected a small growth in Video boxes (3.4%) for 2004 due to the declining overall market. However, the Company is currently evaluating an opportunity that could result in a dramatic increase in domestically produced Video Box sales.

     The significant projected increase in the domestically produced C-Shell product line is based on a strong market demand for the product. To meet the current demand the Company has ordered and will take delivery of two new molds in the first and second quarters of 2004 to enhance production.

     Within the DVD product line management has projected an increase of both domestically produced pieces and imported pieces. As with the C-Shell product line, demand for the DVD boxes remains strong. The Company plans to maximize the production capacity of the one DVD mold it currently owns during 2004.
The DVD boxes the Company imports are being produced on molds owned by Michelex. The cost of these molds is being amortized in the cost of the imported pieces purchased. It is anticipated this cost will be completely amortized in the third quarter of 2004 and the cost of imported DVD Boxes will drop significantly. No adjustment has been made in the projections to reflect the impact of this change. Management is confident that with import letters of credit available, the Company has the infrastructure and resources in place to effect the projected changes.

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

     Reduce Production Related Expenses. Management is continually in the process of reviewing the Company's production operations and the costs associated with these operations. Increasing costs, especially in the areas of raw materials (primarily polystyrene), freight expense and insurance coverages couple with increasing cash flow constraints have negatively impacted the Company's ability to maintain efficient production operations. Although polystyrene prices are projected to continue to increase, management believes reducing inefficiencies in operations coupled with a consistent supply of polystyrene will result in reductions in the total cost per unit of the Company's domestically produced products in 2004.

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

     Optimize Asset Utilization. Although the Company has a substantial asset base, several of the assets are not currently generating revenues for the Company. Management has initiated a review of all of the Company's assets and will evaluate each one with respect to its potential to profitably generate revenues. Thus far, management has identified three properties that are being considered for disposition. Selling these three parcels could reduce the Company's total debt by approximately 10 to 15 percent and also enhance cash flow. Management is fairly confident two of three properties can be disposed of. However, the third parcel is located in Salt Lake City and may be more difficult to sell in the immediate future. The premises are leased however, and the lease payments help offset the carrying costs of the facility. The Company is also evaluating the feasibility and cost effectiveness of selling certain of its current production assets and replacing them with newer, more efficient and less labor-intensive equipment.

Michele Audio Division.
-----------------------

     This division is involved primarily in the duplication and packaging of music and spoken word communication products. During the fiscal year ended February 28, 2003 this division accounted for approximately 34.5% of the total company sales. For the 12 months ended December 31, 2003, this declined to approximately 28.0% of total company sales, a level that more accurately reflects recent historical sales. The elements of the turnaround strategy for this division are in many ways similar to those proposed for the Michelex Plastics Division and are described below.

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

     During 2004, the Company has adopted a strategy to aggressively pursue the CD and DVD market segments and has projected an increase of approximately 23.5% in CD/DVD product sales for the 12 months ending December 31, 2004, as compared to actual sales for the same period ending December 31, 2003. No increase was projected for cassette-based sales. Management has established 2004 as the base year for aggressively initializing this shift in product mix and contemplates the 2005 fiscal year will involve a far more dramatic shift in the product mix. The items discussed in the next paragraph are an integral part of this overall strategy.

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

     Management believes the implementation of several of the strategies outlined in its plan of operation for 2004 have enabled the Company to meet and even slightly exceed its projected operating results for the first quarter of 2004. Although the Company continues to compete with increasing pressure from products produced offshore in its market segments and is faced with continuing costs increases in certain raw materials and operating expenses, management is confident the Company can achieve or exceed its projections for 2004 if the Company continues to successfully execute its plan of operation. As part of its plan, the Company has retained an investment banking firm and investor relations company to assist the Company in securing the capital required to fully implement its plan of operation. Management is working diligently with these professionals to insure the best possible results are achieved in a timely manner for the Company.

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

Item 3.  Controls and Procedures.

     The Company's President and Treasurer are responsible for establishing and maintaining disclosure controls and procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of March 31, 2004, the President and the Treasurer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Changes in internal controls

     Based on their evaluation as of March 31, 2004, the President and the Treasurer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

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

     During the 2003 fiscal year, Michele New Jersey entered into a Consulting Agreement with an investor relations consultant, and simultaneously a entered into Personal Services Agreement with an individual. The agreements were effective June 1, 2003 and they both expire on May 31, 2004. The agreements called for certain services, to be provided by the consultants for the benefit of the Michele New Jersey. As compensation for these services, Michele New Jersey agreed to issue to both consultants preferred shares of stock in Michele New Jersey.

     In March of 2004, the consultants filed for arbitration, as called for in the agreements, against the Company, claiming they have not been compensated as called for in the agreements. The Company responded by indicating that it was not a party to the agreement and was therefore not bound to the arbitration, and the filing was dismissed. The consultants re-filed the arbitration in April, 2004. All parties are contesting the existence and validity of the arbitration clause in the first instance. The Company, among other defenses, plans to contend that neither consultant provided the quantity or quality of services contemplated under the agreements. The Company intends to vigorously defend its position.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

     On April 13, 2004, which is subsequent to the period covered by this Report, the Company issued 400,000 "unregistered" and "restricted" shares of its common stock to Stock Communications Group, Inc., in consideration of investor relations services valued at $100,000. On the same date, the Company issued 633,962 shares to Charles Arnold and 233,962 shares to Investor Relations Services, Inc., in anticipation of the settlement of the Company's disputes with those entities. These disputes relate to whether the Company received the services that were to be the consideration for the issuance of the shares and whether certain triggering events had occurred that would require the issuance of the shares.

        We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and pursuant to various similar state exemptions.

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

                                        MICHELEX, INC.


Date: 5/21/04                               /s/ Ginette Gramuglia
     ----------                            ----------------------
                                           Ginette Gramuglia
                                           Director and President


Date: 5/21/04                               /s/ Thomas Gramuglia
     ----------                            ---------------------
                                           Thomas Gramuglia
                                           Director, Vice President and
                                           Treasurer