Form 10QSB
period 2004-06-30
MICHELEX CORP
filed 2004-08-23
CIK 1084263

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

Plan of Operation.
------------------

     Based on a critical review of the Company's operations performed by management during the fourth quarter of 2003, management developed a turnaround plan designed to return the Company to profitability. During the first six months of 2004, management has initiated several of the strategies enumerated in the Company's plan of operation which is summarized in the following pages. An integral part of management's review included an evaluation of the Company's strengths that could be employed in the execution of the turnaround plan. The Company's strengths identified by management include:

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

     To facilitate the Company's return to profitable operations, management's turnaround plan for the 2004 fiscal year included the following strategies:

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

Michelex Plastics Division.
---------------------------
     The Michelex Plastic Division imports, manufactures and sells plastic injection molded media packaging products. This is the largest of the three divisions in terms of revenues, personnel, and infrastructure. Actual revenues for this division accounted for 71.2%, 65.1%, and 66.4% of the total company revenues for the 12 month periods ended February 28, 2002, February
28, 2003 and December 31, 2003 respectively. Revenues for this division in the first six months of 2004 accounted for 64.5% of total sales. Given the relative size of this division and the impact it has on the overall Company, returning it to profitability is a key objective of the Company's turnaround plan. Following is a brief description of the strategic elements of the plan devised for the Michelex Plastics Division.

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

     Reduce Production Related Expenses. Management is continually in the process of reviewing the Company's production operations and the costs associated with these operations. Increasing costs, especially in the areas of raw materials (primarily polystyrene), freight expense and insurance coverage coupled with increasing cash flow constraints have negatively impacted the Company's ability to maintain efficient production operations. Although polystyrene prices are projected to continue to increase, management believes reducing inefficiencies in operations coupled with a consistent supply of polystyrene will result in reductions in the total cost per unit of the Company's domestically produced products in 2004.

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

     Although management has and continues to vigorously pursue various sources of additional capital for the Company, as of June 30th management had not secured the funding contemplated in the development of its turnaround plan. As a result management has been unable to fully execute the strategies detailed in its turnaround plan and the actual sales and pre tax net income as stated in the consolidated statement of operations for the first six months of 2004 (detailed in Part I of this filing) are below those projected in the Company's turnaround plan. Although the Company continues to compete with increasing pressure from products produced offshore in its market segments and is faced with continuing increases in the costs of certain raw materials and operating expenses, demand for the Company's products and services remains strong. It is management's opinion the primary cause for the Company's failure to meet its projected results of operations for the six months ended June 30, 2004 has been the Company's inability (due to a lack of sufficient working capital) to obtain adequate quantities of products required to fill customer orders. Management is working diligently with the Company's investment banking firm and financial advisors to identify and secure sources for additional working capital to enable the Company to execute its turnaround plan. Management remains confident that with adequate capital resources they will be able to continue to fully execute the strategies of the turnaround plan and return the Company to profitability.

         It should be noted that although management is confident that through implementation and execution of the turnaround plan the Company can return to profitability there is no guarantee the Company will receive the additional capital resources required to implement and execute the turnaround plan. As additional time passes the Company will continue to lose market share, incur additional operating losses and increase its working capital deficit which may negatively impact the value of the Company's stock thereby making it more difficult for the Company to raise the capital required to fully implement its turnaround plan and return to profitability. If additional capital is not raised by the Company and the Company continues to operate at a loss there exists some doubt as to the Company's ability to continue as a going concern (as noted in the December 31, 2003 notes to the audited financial statements) and the Company may be required to significantly alter or completely discontinue operations.


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

                                        MICHELEX, INC.


Date: August 23, 2004                      By: /s/ GINETTE GRAMUGLIA
     ----------                            --------------------
                                           Ginette Gramuglia
                                           Director and President

Date: August 23, 2004                      By: /s/ THOMAS GRAMUGLIA
     ----------                            --------------------
                                           Thomas Gramuglia
                                           Director, Vice President and
                                           Treasurer


Date: August 23, 2004                      By: /s/ SHARON BISHOP
     ----------                            --------------------
                                           Sharon Bishop
                                           Director and Secretary