Form 10QSB/A
period 2004-06-30
MICHELEX CORP
filed 2004-08-26
CIK 1084263

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


                              MICHELEX CORPORATION


                          Index to Financial Statements






      Consolidated Balance Sheets                                  F-3 - F-4

      Consolidated Statements of Operations                        F-5

      Consolidated Statements of Cash Flows                        F-6 - F-7

      Notes to Consolidated Financial Statements                   F-8 - F-13

                              MICHELEX CORPORATION
                                 AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS(UNAUDITED)



                                                    June 30,     December 31,
                                                       2004             2003
                                                ------------   -------------


                           ASSETS


Current assets:
     Cash                                       $     41,045   $     225,825
     Accounts receivable                           2,971,769       3,575,495
     Accounts receivable - related party             944,314         760,748
     Inventory, net                                2,040,063       2,446,633
     Restricted cash                                 120,954              --
     Prepaid expenses and income taxes               546,631         160,840
                                                ------------   -------------

         Total current assets                      6,664,776       7,169,541

Fixed assets - net of accumulated depreciation
     and amortization of $20,891,634 and
     $20,318,859, respectively                     9,089,519       9,573,153

Other assets:
     Land and building held for investment           148,429         148,429
     Loans receivable - related party                 90,397          90,772
     Other assets                                    163,744         286,730
     Deferred taxes                                1,101,666         622,509
                                                ------------   -------------

         Total assets                            $17,258,531     $17,891,134
                                                 ===========     ===========


See notes to consolidated financial statements

                              MICHELEX CORPORATION
                                 AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   June 30,        December 31,
                                                      2004                2003
                                              -------------       -------------


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Note payable to bank                       $ 2,573,311         $ 2,724,291
     Current portion of long-term debt              723,811             755,646
     Current portion of capital leases              497,031             528,385
     Accounts payable                             3,156,541           3,720,150
     Accrued expenses                               446,725             468,324
     Payroll taxes payable                          430,868             146,987
                                              -------------       -------------

         Total current liabilities                7,828,287           8,343,783

Other liabilities:
     Long-term debt less current maturities       5,942,104           5,448,912
     Note payable - officers                        542,979             385,979
     Capital leases less current maturities         710,550             889,597
     Note payable - related parties                 316,177             199,997
                                              -------------       -------------

      Total liabilities                          15,340,097          15,268,268
                                              -------------       -------------

Commitments and contingencies

Shareholders' equity
     Common stock - $.001 par value,
         100,000,000 shares authorized,
         13,390,000 and 12,990,000 shares
         issued and outstanding, respectively        13,390              12,990
     Additional paid-in-capital                     258,119               4,850
     Retained earnings                            1,646,925           2,605,026
                                              -------------       -------------

         Total shareholders' equity               1,918,434           2,622,866
                                              -------------       -------------

Total liabilities and shareholders' equity      $17,258,531         $17,891,134
                                                ============        ===========



See notes to consolidated financial statements

                              MICHELEX CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Six Months         Four Months     Three Months
                                                   Ended                  Ended            Ended
                                                   June 30,             June 30,         June 30,
                                                    2 0 0 4             2 0 0 3          2 0 0 4            2 0 0 3
                                                ------------        ------------      -----------       -----------
Net sales - unrelated parties                     $8,091,846          $7,230,869       $3,794,297        $5,315,400
Net sales - related parties                          187,579             281,464          157,366           244,858
                                                ------------        ------------      -----------       -----------

Net sales                                          8,279,425           7,512,333        3,951,663         5,560,258
Cost of goods sold                                 5,320,626           4,588,804        2,593,520         3,399,659
                                                 -----------         -----------      -----------       -----------

Gross profit                                       2,958,799           2,923,529        1,358,143         2,160,599
                                                 -----------         -----------      -----------       -----------

Operating expenses:
   Selling and shipping                              162,453             134,330           97,577            63,048
   General and administrative                      3,272,186           2,376,534        1,570,415         1,813,683
   Depreciation                                      613,188             464,690          308,730           348,059
                                                 -----------          ----------       ----------        ----------

         Total operating expenses                  4,047,827           2,975,554        1,976,722         2,224,790
                                                 -----------         -----------      -----------       -----------
(Loss) income before other
   income (expense) and income taxes              (1,089,028)            (52,025)        (618,579)          (64,191)
                                                -------------      --------------    -------------    --------------

Other income (expense):
   Other income                                       80,738              65,572           43,310            61,258
   Interest expense, net                            (437,551)           (245,589)        (226,741)         (180,836)
   Gain on sale of assets                              5,000                 911            5,000                --
   Net gain (loss) from rental properties              3,583              (4,342)          14,503            (3,555)
                                             ---------------      ---------------   -------------     --------------

         Other income (expenses)                    (348,230)           (183,448)        (163,928)         (123,133)
                                               --------------       -------------    -------------      ------------

Loss before income taxes                          (1,437,258)           (235,473)        (782,507)         (187,324)

Income tax (benefit)                                (479,157)            (84,299)        (375,190)          (72,261)
                                               --------------      --------------    -------------     -------------

Net loss                                       $    (958,101)       $   (151,174)    $   (407,317)    $    (115,063)
                                               ==============       =============    =============    ==============

Weighted shares outstanding:
  Primary and diluted                             13,244,945          12,990,000       13,390,000        12,990,000

Earnings per share:
  Primary and diluted                     $             (.07)   $           (.01)$           (.03) $           (.01)









See notes to consolidated financial statements

                              MICHELEX CORPORATION
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  Six Months Ended                Four Months Ended
                                                                        June 30,                   June 30,
                                                                         2 0 0 4                         2 0 0 3
                                                                         -------                         -------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $ (958,101)                      $ (151,174)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
      Depreciation and amortization                                        613,188                          476,864
      Financial consulting fees                                             33,333                               --
      Deferred taxes                                                      (479,157)                         (89,598)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable                                                  420,160                          (45,524)
      Inventory                                                            406,570                          (31,576)
      Prepaid expenses and other current assets                           (286,034)                           4,076
      Other assets                                                         122,986                           (8,721)
      Accounts payable                                                    (563,609)                         435,257
      Accrued expenses and taxes                                           262,282                          226,323
                                                                       -----------                      -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                  (428,382)                         815,927
                                                                       -----------                      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets                                            (129,554)                         (87,970)
                                                                       ------------                    -------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                  (129,554)                         (87,970)
                                                                       ------------                   --------------

See notes to consolidated financial statements

                                      F-6

                              MICHELEX CORPORATION
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Six Months Ended                Four Months Ended
                                                                        June 30,                   June 30,
                                                                         2 0 0 4                         2 0 0 3
                                                                         -------                         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                          $ (549,044)                     $ (414,211)
   Proceeds from long-term debt                                            800,000                              --
   Net borrowings from loan payable                                       (150,980)                       (262,783)
   Net borrowings from loans to related parties                            273,180                          17,429
                                                                        ----------                     -----------

NET CASH FLOWS BY FINANCING ACTIVITIES                                     373,156                        (659,565)
                                                                        ----------                      -----------

NET CHANGE IN CASH                                                        (184,780)                         68,392

CASH AT BEGINNING OF PERIOD                                                225,825                         265,556
                                                                        ----------                      ----------

CASH AT END OF PERIOD                                                   $   41,045                       $ 333,948
                                                                        ==========                       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Income taxes paid                                                     $ 392,243                       $ 238,336
                                                                         =========                       =========

   Interest paid                                                      $        380                    $        380
                                                                      ============                    ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Financial consulting fees through issuance of
      common stock                                                       $ 100,000                  $           --
                                                                         =========                  ==============

Legal consulting fees through issuance of options
   to purchase common stock                                              $ 153,669                  $           --
                                                                         =========                  ==============











See notes to consolidated financial statements.

                              MICHELEX CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2004 (UNAUDITED)






NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Michelex Corporation ("Michelex") contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2004 and December 31, 2003, the results of operations and cash flows for the periods ended June 30, 2004 and 2003.

The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

Reclassification

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

                              MICHELEX CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2004 (UNAUDITED)



NOTE 2 - COMMITMENTS

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

                            JUNE 30, 2004 (UNAUDITED)




NOTE 3 - SECOND MORTGAGE ON UTAH PROPERTY

In January 2004, the Company obtained a second mortgage totaling $800,000 on its Utah facilities from a mortgage lender. The Company is required to make interest only payments at the rate of 9% for 18 months, at which time, the mortgage is due.

NOTE 4 - FINANCIAL CONSULTING AGREEMENT

In March 2004, the Company entered into an agreement with an unrelated party which is to provide financial consulting services to the Company for one year. Fees for the services are comprised of 400,000 shares of the Company's common stock which the Company has valued at $100,000, the market value of the shares on the date of the agreement.

NOTE 5 - FINANCIAL ADVISORY AGREEMENT

In March 2004, the Company entered into a financial advisory agreement with an investment banking firm. The financial advisory services to be rendered include capital raising and business acquisition and sale. The fees for these services are to be based upon a schedule as set out in the agreement as services are performed.

NOTE 6 - AMENDMENT TO CREDIT LINE

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

                              MICHELEX CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2004 (UNAUDITED)



NOTE 7 - LEGAL CONSULTING AGREEMENT

In June 2004, the Company entered into an agreement with an unrelated party which is to provide legal services through June 2005. Fees for these services are comprised of options to purchase 1,100,000 shares of the Company's common stock at an exercise price of the lesser of par value or $0.0001 per share. The agreement calls for 650,000 of the shares to be registered under form S-8 and the remaining 450,000 shares are restricted shares. Additionally, the agreement calls for the Company to issue options to purchase an additional 666,666 shares at an exercise price of $0.15 per share. These options will also be registered under Form S-8. In July 2004, the option to purchase 666,666 shares of the Company's common stock was exercised. Proceeds from the exercise totaled $100,000.

NOTE 8 - JOSEPH STEVENS FINANCIAL CONSULTING AGREEMENT

In June 2004, the Company entered into a one year financial consulting agreement with Joseph Stevens & Company. In exchange for the financial consulting services to be rendered, Joseph Stevens will receive either an option to purchase restricted shares totaling 5% of the issued and outstanding shares or an option to purchase free trading shares totaling 5% of the issued and outstanding shares at an exercise price of $.15 per share. The shares are subject to specified lock-up restrictions. In addition, Joseph Stevens is entitled to a fee in the event of a merger or acquisition.

                              MICHELEX CORPORATION
                                 AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004




NOTE 9 - SEGMENT INFORMATION

                                                                                          Michelex
                                                     Michele            Michelex             Media
                                                     Audio              Plastics          Products          Total
Six months ended June 30, 2004

   Net sales                                         $2,218,138         $ 5,451,605          $609,682      $  8,279,425
   Net loss                                            (112,311)         (1,112,750)          266,960          (958,101)
   Segment assets                                     6,213,376          10,747,201           297,954        17,258,531

Four months ended June 30, 2003

   Net sales                                         $2,011,136        $  5,109,353          $391,744      $  7,512,233
   Net loss                                             (73,253)           (185,322)          107,401          (151,174)
   Segment assets                                     6,212,080          11,843,882           341,119        18,397,081

NOTE 10 - DEPOSIT ON EQUIPMENT

In July 2004, The Company entered into a sale agreement for the sale of certain of its equipment located in the Utah facilities for $675,000. The Company received $300,000 as a deposit on equipment. Upon the sale of the equipment by the distributor, the Company will receive the balance of the proceeds. If the distributor cannot sell the equipment, the Company would be required to refund the deposit.

                              MICHELEX CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2004 (UNAUDITED)



NOTE 11 - TERMINATION OF CAPITAL LEASE

In July 2004, the Company and the lessor of its Ogdensburg facilities reached an agreement whereby the lessor agreed to terminate the lease. The Company will be required to make the May and June lease payments prior to the termination of the lease. The Company had recorded the lease as a capital lease. The termination of the lease will result in a loss of $31,895.

NOTE 12 - PROPOSED OFFERING OF SECURED CONVERTIBLE DEBENTURES

In August 2004, the Company agreed to issue $150,000 of 12% Secured Convertible Debentures ("Convertible Debentures"). The Convertible Debentures will be due in September 2005 and may be prepaid in whole at any time after giving 20 days advance notice. The holders of the Convertible Debentures may elect at any time to convert the principle balance due into shares of the Company's common stock at the lesser of $.1875 per share or 75% of the current market price at conversion. The Convertible Debentures are to be secured by a second security interest in all the Company's assets.

NOTE 13 - PROPOSED PRIVATE PLACEMENT OF 5% CONVERTIBLE DEBENTURES

In July 2004, the Company agreed to issue between $200,000 and $1,000,000 of 5% Convertible Debentures ("5% Debentures"). The 5% Debentures are automatically convertible into non-restricted common stock of the Company on the second anniversary date of issuance at a discount of 35% to the market price of the Company's common stock. The 5% Debentures are secured by 3 shares of restricted stock for each non-restricted share to be issued.

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

                                        MICHELEX, INC.


Date:   August 26, 2004                 By: /s/ GINETTE GRAMUGLIA
     ----------                            --------------------
                                           Ginette Gramuglia
                                           Director and President

Date:   August 26, 2004                 By: /s/ THOMAS GRAMUGLIA
     ----------                            --------------------
                                           Thomas Gramuglia
                                           Director, Vice President and
                                           Treasurer


Date:   August 26, 2004                 By: /s/ SHARON BISHOP
     ----------                            --------------------
                                           Sharon Bishop
                                           Director and Secretary