Form 10QSB
period 2004-09-30
MICHELEX CORP
filed 2004-11-23
CIK 1084263

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                              November 22, 2004

                                  17,434,938*

     * This figure does not reflect a split of the Company's issued and outstanding common stock in the ratio of three shares for one, which was effectuated on November 8, 2004.

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

                  Index to Financial Statements






     Consolidated Balance Sheets                  F-2 - F-3

     Consolidated Statements of Operations        F-4

     Consolidated Statements of Cash Flows        F-5 - F-6

     Notes to Consolidated Financial Statements   F-7 - F-12

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS


                                                September 30,   December 31,
                                                    2004           2003
           ASSETS


Current assets:
  Cash                                           $     77,956  $     225,825
  Accounts receivable, net                          1,868,633      3,575,495
  Accounts receivable   related party                 962,677        760,748
  Inventory, net                                    2,065,821      2,446,633
  Restricted cash                                     121,729             --
  Prepaid expenses and income taxes                   585,183        160,840
                                                 ------------  -------------
 Total current assets                               5,681,999      7,169,541

Fixed assets   net of accumulated depreciation
 and amortization of $20,772,383 and
 $20,318,859, respectively                          7,849,377      9,573,153

Other assets:
 Land and building held for investment                148,429        148,429
 Loans receivable   related party                      18,195         90,772
 Other assets                                         164,021        286,730
 Deferred taxes                                     1,334,464        622,509
                                                 ------------  -------------
   Total assets                                  $ 15,196,485  $  17,891,134
                                                 ============  =============

See notes to consolidated financial statements

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

                                                September 30,   December 31,
                                                    2004           2003

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                             $ 2,134,464 $ 2,724,291
  Current portion of long-term debt                  1,508,862     755,646
  Current portion of capital leases                    377,933     528,385
  Convertible debenture                                493,250          --
  Accounts payable                                   2,787,756   3,720,150
  Accrued expenses                                     473,998     468,324
  Payroll taxes payable                                419,063     146,987
                                                   ----------- -----------
       Total current liabilities                     8,195,326   8,343,783

Other liabilities:
 Long-term debt less current maturities              4,974,196   5,448,912
 Note payable   officers                               562,082     385,979
 Capital leases less current maturities                 69,775     889,597
 Note payable   related parties                         25,488     199,997
                                                   ----------- -----------
   Total liabilities                                13,826,867  15,268,268
                                                   ----------- -----------
Commitments and contingencies

Shareholders' equity
  Common stock - $.001 par value,
   100,000,000 shares authorized,
   14,706,666 and 12,990,000 shares
   issued and outstanding, respectively                 14,706      12,990
  Additional paid-in-capital                           356,803       4,850
  Retained earnings                                    998,109   2,605,026
                                                   ----------- -----------
 Total shareholders' equity                          1,369,618   2,622,866
                                                   ----------- -----------
 Total liabilities and shareholders' equity        $15,196,485 $17,891,134
                                                   =========== ===========

See notes to consolidated financial statements

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

                       Nine Months Ended Seven Months Ended Three Months Ended
                         September 30,     September 30,      September 30,
                           2 0 0 4           2 0 0 3       2 0 0 4   2 0 0 3
                         (Unaudited)       (Unaudited)  (Unaudited)(Unaudited)

Net sales-unrelated
parties                    $10,887,083   $12,272,873  $2,795,237  $5,209,809
Net sales-related parties      260,264        20,002      72,685      20,002
                           -----------   -----------  ----------  ----------
Net sales                   11,147,347    12,292,875   2,867,922   5,229,811
Cost of goods sold           7,071,699     7,465,189   1,751,073   3,420,684
                           -----------   -----------  ----------  ----------
Gross profit                 4,075,648     4,827,686   1,116,849   1,809,127
                           -----------   -----------  ----------  ----------
Operating expenses:
  Selling and shipping         387,141       346,971     224,688     177,155
  General and administrative 4,602,447     4,091,773   1,330,261   1,735,339
  Depreciation                 905,607       784,451     292,419     321,748
                           -----------   -----------  ----------  ----------
    Total operating expenses 5,895,195     5,223,195   1,847,368   2,234,242
                           -----------   -----------  ----------  ----------
(Loss) income before other
income (expense) and income
taxes                       (1,819,547)     (395,509)   (730,519)   (425,115)
                           -----------   -----------  ----------  ----------
Other income (expense):
 Other income                   99,351        75,778      13,613      16,622
 Interest expense             (651,775)     (405,775)   (214,224)   (166,300)
 Net income from rental
  properties                     9,086       (14,988)      5,503     (10,647)
                           -----------   -----------  ----------  ----------
    Other income (expenses)   (543,338)     (344,985)   (195,108)   (160,325)
                           -----------   -----------  ----------  ----------
Loss before income taxes    (2,362,885)     (740,494)   (925,627)   (585,440)

    Income tax (benefit)      (755,967)     (197,162)   (276,810)   (229,081)
                           -----------   -----------  ----------  ----------
Net (loss) income          $(1,606,918)  $  (543,332) $ (648,817) $ (356,359)
                           ===========   ===========  ==========  ==========
Weighted shares outstanding:
 Basic                      13,586,776    11,472,477  14,263,007  12,990,000
 Diluted                    13,867,776    11,472,477  14,263,007  12,990,000

Basic and diluted (loss) per share:
 Loss per share            $      (.12)  $      (.05) $     (.05) $     (.03)
                           ===========   ===========  ==========  ==========

See notes to consolidated financial statements

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Nine Months Ended Seven Months Ended
                                             September 30,    September 30,
                                               2 0 0 4          2 0 0 3
                                              (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(1,606,918)       $(543,332)

  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                  905,607          784,451
   Stock issued for services rendered                  --           20,000
   Gain on sale of assets                          (9,648)              --
   Deferred taxes                                (711,955)        (197,163)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                          1,504,933         (192,114)
   Inventory                                      380,812           87,696
   Prepaid expenses and taxes                    (296,298)        (123,363)
   Other assets                                   122,709            8,556
   Accounts payable                              (932,394)         250,176
   Accrued expenses and taxes                     277,750          179,846
                                              -----------      -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES         (365,402)         274,753
                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets                    (129,554)        (116,927)
  Proceeds from sale of equipment                 315,000               --
                                              -----------      -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES          185,446         (116,927)
                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                    (845,507)        (666,333)
  Net borrowings from demand notes payable       (664,827)         710,644
  Proceeds from issuance of convertible
   debentures                                     493,250               --
  Proceeds from long-term debt                    800,000               --
  Borrowings from related parties                  74,171          189,711
  Proceeds from issuance of common stock          175,000               --
                                              -----------      -----------
NET CASH FLOWS BY FINANCING ACTIVITIES             32,087          234,022
                                              -----------      -----------
NET INCREASE IN CASH                             (147,869)         391,848

CASH AT BEGINNING OF PERIOD                       225,825          265,556
                                              -----------      -----------
CASH AT END OF PERIOD                         $    77,956      $   657,404
                                              ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Income taxes paid                           $       380      $        --
                                              ===========      ===========
  Interest paid                               $   608,419      $   397,897
                                              ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Financial consulting fees through issuance
   of common stock                            $   100,000      $        --
                                              ===========      ===========
   Legal consulting fees through issuance of
   options to purchase common stock           $   153,669      $        --
                                              ===========      ===========

See notes to consolidated financial statements

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2004


NOTE 1   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Michelex Corporation ("Michelex") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2004 and December 31, 2003, the results of operations and cash flows for the periods ended September 30, 2004 and 2003.

The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

                        SEPTEMBER 30, 2004



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

In March of 2004 Mr. Arnold and Investor Relations Services filed for arbitration, as called for in the agreements, against Michelex Corporation claiming they have not been compensated as called for in the agreements. The Company responded indicating that Michelex Corporation was not a party to the agreement and was therefore not bound to the arbitration and the filing was dismissed. In October of 2004, Mr. Arnold and Investor Relations Services filed a new claim for arbitration. The date of the arbitration has not yet been determined pending the resolution of several technical issues raised by the Company with the American Arbitration Association. The Company among other defenses contends that neither Mr. Arnold nor Investor Relations Services, Inc. provided the quantity or quality of services contemplated under the agreements and intends to vigorously defend its position. Shares totaling 1,267,924 are being held in escrow pending the results of the arbitration.

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2004

NOTE 3   SEGMENT INFORMATION

                                                   Michelex
                              Michele   Michelex    Media
                              Audio     Plastics   Products  Total

Nine months ended
September 30, 2004

 Net sales                  $3,074,070  $7,092,816 $980,461 $11,147,347
 Net (Loss)/Profit            (155,348) (1,915,350) 463,780  (1,606,918)
 Segment assets              3,419,007  11,463,331  314,147  15,196,485

Seven months ended
September 30, 2003

 Net sales                  $3,438,875  $8,126,089 $727,911 $12,292,875
 Net (Loss)/Profit            (147,632)   (746,470) 350,770    (543,332)
 Segment assets              4,889,877  13,426,926  371,175  18,687,978

Corporate expenses totaling $111,856 are included in the net loss of the Michelex Plastics division in the nine months ended September 30, 2004.

NOTE 4   DEPOSIT ON EQUIPMENT

In July 2004, The Company entered into a sale agreement for the sale of certain of its equipment located in the Utah facilities for $675,000.
The Company received $300,000 as a deposit on equipment.    In
September 2004, the distributor sold six machines for a total of
$315,000.  The Company reported a gain of $26,688 on the sale.    In
October of 2004 the Company terminated the contract and no further equipment was sold.

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2004


NOTE 5   TERMINATION OF CAPITAL LEASE

In July 2004, the Company and the lessor of its Ogdensburg facilities reached an agreement whereby the lessor agreed to terminate the lease. The original agreement required the Company to make the past due May and June lease payments prior to the termination of the lease. In September 2004, the lessor waived the payment of the May and June payments and the lease was terminated. The Company had recorded the lease as a capital lease. The termination of the lease resulted in a loss of $25,039.


NOTE 6   PROPOSED OFFERING OF SECURED CONVERTIBLE DEBENTURES

In August and November of 2004, the Company agreed to issue $300,000 and $150,000 respectively of 12% Secured Convertible Debentures ("Convertible Debentures"). The Convertible Debentures will be due on November 30, 2005 and may be prepaid in whole at any time after giving 20 days advance notice. The holders of the Convertible Debentures may elect at any time to convert the principle balance due into shares of the Company's common stock at the lesser of $.1875 per share or 75% of the current market price at conversion. The Convertible Debentures are to be secured by a second security interest in all the Company's assets, the personal guarantees of 2 of the officers of the Company, and options to purchase 16,236,120 shares of the Company's common stock at a price of $.0001 per share in the event of a default as defined under the agreement. Additionally, the Convertible Debenture grants the Holders a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $.1875 per share and "piggy-back"
registration rights.    At September 30, 2004, the Company had not
issued any of the Convertible Debentures. In October and November 2004, the Company issued $300,000 and $150,000 respectively of the Convertible Debentures. In November 2004, $300,000 of the debentures were converted into 1,600,000 shares of the Company's common stock at a price of $.1875 per share.

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2004


NOTE 7 PROPOSED PRIVATE PLACEMENT OF 5% CONVERTIBLE DEBENTURES Through September 30, 2004, the Company issued $493,250 of 5% Convertible Debentures ("5% Debentures"). The 5% Debentures require the Company to issue non-restricted shares of the Company's common stock within 41 days of funding at a conversion price of $.17 per share. In the event non-restricted shares of the Company's common stock is not issued with in the 41 days, then each debenture holder is entitled to 3 shares of restricted stock for each share of non-restricted shares required under the conversion provisions of the debenture. Additionally, if the Company fails to deliver non-restricted shares of the Company's common stock to the debenture holders within one year after the first closing date, the Company shall be required to deliver additional shares of restricted stock in sufficient quantities to guarantee the holders a 45% return on their investment. The Private Placement Memorandum further grants the Placement Agent the right of first refusal on all subsequent offerings by the Company for a period of 2 years. On October 1, 2004, the Company issued the final $10,000 5% Debentures, at which time the offering was closed. The Company aggregated net proceeds of $408,865 from the offering.

NOTE 8   PROPOSED ACQUISITION OF MEDIA BOOKS

In September 2004, the Company signed a letter of intent to acquire Media Books, LLC, an entity which is 50% owned by an officer/director of the Company.


NOTE 9   PROPOSED STOCK SPLIT

On November 5, 2004, the Company issued a 3 for 1 stock split.

                       MICHELEX CORPORATION
                          AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2004


NOTE 10   COMMITMENT TO ACQUIRE EQUIPMENT

In October 2004, the Company agreed to acquire approximately $270,000 of manufacturing equipment. In November 2004, a third party, issued a $278,000 letter of credit on behalf of the Company to secure the purchase of the equipment. Approximately $92,000 of the proceeds from the $150,000 12% convertible debenture (see Note 7) was used as cash collateral for the letter of credit. The Company expects to receive the equipment and begin production by the end of the current fiscal year.

NOTE 11   ISSUANCE OF ADDITIONAL COMMON STOCK

Payment of Legal Services

In October 2004, the Company issued 29,654 shares of common stock to a law firm for legal services rendered.

Extension of Legal Consulting Agreement

In September 2004, the Company amended the agreement for legal services with one of its attorneys. The amendment extends the termination date of the original agreement from June 22, 2005 to January 22, 2006. The amendment requires the Company to issue the attorney options, with a term of 2 years, to purchase 500,000 shares of the Company's common stock at a price of $.32 per share, options also with a term of 2 years to purchase 200,000 shares of the Company's common stock at a price of $.20 per share, and 753,000 shares of the Company's common stock which will be registered under Form S-8.

Common Share Issuance Agreement

In October 2004, the Company issued 500,000 shares of common stock to an unrelated party in exchange for $160,000.

                           MICHELEX CORPORATION
                              AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2004


NOTE 12   LOAN PAYABLE

In September 2004, one of the Company's law firms made an unsecured loan to the Company in the amount of $75,000.

NOTE 13   CORNELL EQUITY LINE

In November 2004, the Company signed a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell") whereby Cornell has agreed to purchase, during the next 2 years, up to $10,000,000 of the Company's common stock pursuant to the terms and conditions of the Standby Equity Distribution Agreement.

NOTE 14   Business Development Company

The management and directors of the Company have chosen a strategy to operate the Company as a Business Development Company and as such, in November 2004, the Company filed a notification with the Securities and Exchange Commission, that pursuant to Section 54(a) of the Investment Company Act of 1940, of its election to become subject to the provisions of Sections 55 through 65 of the Investment Company Act of 1940.

NOTE 15   COLLATERAL SHARE AGREEMENT

In October 2004, the Company entered into a Collateral Share Agreement (the "Agreement") with Ginette and Thomas Gramuglia the President and Vice President of the Company respectively. The Agreement calls for the Company to issue each Thomas Gramuglia and Ginette Gramuglia 3 million shares of the Company's common stock as consideration for their continuing personal guarantees of certain of the Company's loan obligations. Ownership of the collateral shares remains with the Company unless an event of default occurs under the guaranteed loans set forth in the Agreement, however Tom and Ginette Gramuglia have voting rights for the shares during the term of the Agreement. Additionally, the collateral share agreement stipulates that either Thomas or Ginette Gramuglia have the option to purchase the collateral shares at either $.24 per share or the average closing bid price for the shares for any 5 day trading period during the term of the agreement. The Agreement further indicates that the Company may from time to time transfer ownership of the collateral shares to Thomas Gramuglia pursuant to his employment agreement and applicable securities laws. The term of the agreement is the shorter of 10 years or the term of the loan guarantees.

Item 2. Management's Discussion and Analysis or Plan of Operation.
        ---------------------------------------------------------

Plan of Operation.
------------------

     Based on a review of the Company's operations performed by management during the fourth quarter of 2003, management developed a turnaround plan designed to return the Company to profitability. During the first nine months of 2004, management has initiated several of the strategies enumerated in the Company's plan of operation, which is summarized in the following pages. An integral part of management's review included an evaluation of the Company's strengths that could be employed in the execution of the turnaround plan. The Company's strengths identified by management include:

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

     Although management has and continues to vigorously pursue various sources of additional capital for the Company, as of September 30th management had not secured the funding contemplated in the development of its turnaround plan. As a result, management has been unable to fully execute the strategies detailed in the turnaround plan and the actual sales and pre-tax net income as stated in the consolidated statements of operations for the first nine months of 2004 (detailed in Part I of this filing) are below those projected in the Company's turnaround plan. Although the Company continues to compete with increasing pressure from products produced offshore in its market segments and is faced with continuing costs increases in certain raw materials and operating expenses, demand for the Company's products and services remains strong. It is management's opinion the primary cause for the Company's failure to meet its projected results of operations for the nine months ended September 30, 2004 has been the Company's inability (due to the lack of adequate working capital) to obtain adequate quantities of products required to fill customers orders. Management is working diligently with the Company's investment banking firm and financial advisors to identify and secure sources for additional working capital to enable the Company to fully execute the strategies of the turnaround plan and return the Company to profitability.

  It should be noted that although management is confident that through implementation and execution of the turnaround plan the Company can return to profitability there is no guarantee the Company will receive the additional capital resources required to implement and execute the turnaround plan. As additional time passes the Company will continue to lose market share, incur additional operating losses, and increase its working capital deficit which may negatively impact the value of the Company's stock thereby making it more difficult for the Company to raise the capital required to fully implement its turnaround plan and return to profitability. If additional capital is not secured by the Company and the Company continues to operate at a loss there exists some doubt as to the Company's ability to continue as a going concern (as noted in the December 31, 2003 notes to the audited financial statements) and the Company may be required to significantly alter or completely discontinue operations.


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

     (a) Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of September 30, 2004, the President and the Treasurer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Changes in internal controls

     Based on their evaluation as of September 30, 2004, the President and the Treasurer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     During the 2003 fiscal year, Michele New Jersey entered into a Consulting Agreement with an investor relations consultant, and simultaneously a entered into Personal Services Agreement with an individual. The agreements were effective June 1, 2003 and they both expired on May 31, 2004. The agreements called for certain services, to be provided by the consultants for the benefit of the Michele New Jersey. As compensation for these services, Michele New Jersey agreed to issue to both consultants preferred shares of stock in Michele New Jersey.

     In March of 2004, the consultants filed for arbitration, as called for in the agreements, against the Company, claiming they have not been compensated as called for in the agreements. The Company responded by indicating that it was not a party to the agreement and was therefore not bound to the arbitration, and the filing was dismissed. The consultants re-filed the arbitration in October, 2004. All parties are contesting the existence and validity of the arbitration clause in the first instance. The Company, among other defenses, plans to contend that neither consultant provided the quantity or quality of services contemplated under the agreements. The Company intends to vigorously defend its position.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

     On August 10, 2004, the Company issued 400,000 "unregistered" and "restricted" shares of its common stock to Stock Communications Group, Inc., in consideration of investor relations services, in anticipation of the settlement of the Company's dispute with that entity. This dispute relates to whether the Company received the services that were to be the consideration for the issuance of the shares and whether certain triggering events had occurred that would require the issuance of the shares.

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

                                        MICHELEX, INC.


Date: 11/22/04                              /s/ Ginette Gramuglia
     ----------                            ----------------------
                                           Ginette Gramuglia
                                           Director and President


Date: 11/22/04                              /s/ Thomas Gramuglia
     ----------                            ---------------------
                                           Thomas Gramuglia
                                           Director, Vice President and
                                           Treasurer