Form 10KSB
period 2004-12-31
MICHELEX CORP
filed 2006-11-02
CIK 1084263

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to ______________

0-26695
 Commission File No.

MICHELEX CORPORATION (Name of Small Business Issuer in its Charter)

UTAH (State or Other Jurisdiction of incorporation or organization)	87-0636107 (I.R.S. Employer Identification No.)

Outer Willow Street Massena, New York 13662 (Address of Principal Executive Offices)

Issuer’s Telephone Number: (315) 769-6616

Securities registered under Section 12(b) of the Exchange Act: None Name of each exchange on which registered: None

Securities Registered under Section 12(g) of the Exchange Act:

$0.001 Par Value Common Voting Stock
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended December 31, 2004 were $14,815,294.

There are approximately 58,470,240 shares of common voting stock of the Company held by non-affiliates. These shares have been valued at $.042 per share, which was the closing bid price of the Company’s common stock on September 30, 2006. Because there has been no “public market” for the Company’s common stock during the past five (5) years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

As of October 23, 2006, 105,871,037 shares of common voting stock, par value $0.001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Item 13 of Form 10-KSB is incorporated by reference into Part III of this report.

Transitional Small Business Issuer Format Yes ☐ No ☒

Michelex Corporation

Forward-Looking Statements.

Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business including, without limitation, statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission (“SEC”): (i) general economic or industry conditions, nationally and/or in the communities in which we may conduct business; (ii) changes in the interest rate environment, legislation or regulatory requirements; (iii) conditions of the securities markets; (iv) changes in the industries in which we compete; (v) the development of products or services that may be superior to products or services offered or developed by us; (vi) competition; (vii) changes in the quality or composition of products or services developed by us; (viii) our ability to develop new products or services; (ix) our ability to raise capital; (x) changes in accounting principals, policies or guidelines; (xi) financial or political instability; (xii) acts of war or terrorism; and (xiii) other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statement.

In this report, “Michelex,” “we,” “us,” “our,” and the “Company” refer to Michelex Corporation and its subsidiaries unless the context otherwise requires.

PART I

Item 1. Description of Business.

Overview.

Michelex Corporation (“Michelex” or the “Company”) was formed on September 29, 2003 as a Utah corporation pursuant to an Amendment to the Articles of Incorporation of our predecessor Highway One-OWEB, Inc. (“Highway One”). We are the designers and manufacturers of high quality customized and standard plastic components. Highway One was originally organized in 1999 to develop and market internet web page design and maintenance, for companies that had not previously used the internet for marketing purposes. That venture however did not achieve the expected results. In an effort to establish a more successful operation for stockholders, Highway One changed its business strategy and company control. A privately-held, operating company had been identified by Benjamin Hansel and in order to make Highway One a more attractive merger candidate, in addition to certain representations made by Mr. Hansel, Highway One president, secretary and sole director Peter Chandler resigned and appointed Mr. Hansel as Highway One’s new president, secretary and director pursuant to a February 2003 Purchase Agreement and accompanying resolutions. As consideration for remaining with Highway One and for payment of all costs and expenses associated with the transaction, Mr. Hansel was issued 20 million shares of Highway One’s restricted common stock, par value $0.001 per share representing an 89% ownership interest. As an officer Mr. Chandler’s beneficial ownership of 2,000,000 shares of Highway One’s common had constituted approximately 85.2%

In May 2003, Highway One created Michele Audio, Inc., a Delaware corporation, as a wholly-owned subsidiary for the sole purpose of merging with and into an existing operating company (“Michele Delaware”). On July 7, 2003 Highway One acquired Michele Audio Corporation of America, a New Jersey corporation and fully integrated audio replication and multimedia fulfillment company ("Michele Audio") pursuant to an Agreement and Plan of Merger (the “Merger Plan”). As the surviving entity of the merger, Michele Audio became Highway One’s subsidiary and sole business operation. The merger became effective on July 23, 2003 upon the filing of a Certificate of Merger with the New Jersey Secretary of State.

We are providers of precision products manufactured with state-of-the-art equipment using only the finest materials which must meet or exceeding our rigorous evaluative standards. To date our Company consists of two (2) primary business:

•
MICHELEX DIVISION - began operations in September 1983 (“Michelex Division”). Our primary business is manufacturing, importing and distributing Optical Media Packaging products. We also produce, import, and distribute a complete line of plastic injection molded multimedia packaging products; and

•
MICHELE AUDIO DIVISION - began operations in April 1972 as a New Jersey corporation and became our wholly owned subsidiary in 2003. Our primary business is replication services for the spoken words industry. We also own a large catalogue of music which we intend to market.

We previously owned Hindsight Records, Inc. (“Hindsight”) which was acquired through an Agreement and Plan of Merger on December 30, 2004, by and among the Company, Hindsight, Stradaveri, Inc. and an employee of the Company who was also the mother of one of the officer/director’s children (“Purchaser”). The Company purchased the outstanding shares of Hindsight and Stradaveri for $800,000 and issued 100,000 shares of our common stock. We also assumed all of Hindsight’s obligations under $1,000,000 5% secured convertible debentures due December 29, 2006. In December 2005 however the Purchaser reacquired the shares of Hindsight, previously sold to the Company in December 2004, in exchange for canceling the $800,000 promissory note payable by the Company to the Purchaser.

The Business.

We are the designers and manufacturers of high quality customized and standard plastic components providing precision products manufactured with state-of-the-art equipment using only the finest materials. We believe that our businesses along with superior customer satisfaction have positioned us to be at the forefront of the media and replication industry.

MICHELEX DIVISION.

Michelex Division sells and distributes a broad range of paper, vinyl, tyvek, and board mailer based multimedia packaging products. We also manufacture and import a wide range of plastic components used by the multimedia Optical Disc Industry. Our products are sold and primarily distributed through our own Company sales representatives. We service our customers from our facilities in Massena, New York and Salt Lake City, Utah, as well as from several public warehouses located throughout the United States.

•
Our principal product is the CD Jewel box. Our primary market is in the United States. Recently, two (2) of our major competitors went out of business. Our product is sold directly by our in house sales team, which we plan to expand in the near future. We have just completed our own retail website www.michelexmedia.com.

•	We are expecting to commence production of our “5.2 jewel case ultra slim” in the last quarter of this year.

•
We believe that low electrical power and reasonable labor costs allow us to compete favorably with many of our competitors. We also believe that going forward the secret to our success will be bringing our facilities up to eighty percent (80%) operational level. We are expecting to achieve this goal once we complete our financing which we expect will provide us with sufficient working capital.  Our goal in 2007, is to regain the market share that we believe was lost in 2005 and 2006, due to a conflict with Wells Fargo Business Credit, Inc., our senior lender (“Wells Fargo”).

•
Our primary raw material for our plastic products is polypropylene and polystyrene. The cost of these materials is directly related to the cost of a barrel of oil. We are subject to price fluctuations that are beyond our control.

•
We had approximately four hundred (400) accounts throughout the United States and Canada two (2) years ago. We are aggressively trying to recapture these accounts. Our “Made in the USA” products have a very good following and we hope to use this to our advantage.

Governmental Regulations.

The primary governmental regulations affecting Michelex Division are related to tariffs levied on products that Michelex Division domestically produces for competition in its various market segments. In addition, Michelex Division is subject to federal state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

As the cost of compliance with environmental laws has not been significant, Michelex Division does not maintain detailed records of these expenses.

Employees.

As of December 31, 2004 Michelex Division had a total of 15 employees; of this amount, 15 were employed full-time.

MICHELE AUDIO.

Michele Audio provides state of the art duplication, packaging, and fulfillment services for Cassette, CD, and DVD based products. Michele Audio also operates both a recording and mastering studio through which it provides audio restoration, editing, and mastering services. Additionally, Michele Audio libraries and controls our catalog of music and spoken word recordings which we license to other companies.

•	Our principal market is the spoken word industry. We provide cassettes and CD replication for various book publishers, primarily in the northeast.

•
Our distribution for replication services is directly to the customers. Our music division distributes its products through regional distributors. We are currently working on a direct retail website to expose our music catalogue directly to the consumer. The Company will also explore granting download rights to internet sites that specialize in that service.

•
We intend to place a greater emphasis on our music division because the replication of cassettes has diminished greatly. Cassettes were Michele Audio’s main business. The music business offers us a greater margin and higher revenues per unit. We believe that our catalogue has great potential that has not yet been realized.

Michele Audio is a party to numerous royalty and licensing agreements of various dates and durations.

Governmental Regulations.

The primary governmental regulations affecting Michele Audio are related to tariffs on products that Michele Audio imports or those levied on products which Michele Audio domestically produces for competition in various market segments. An increase in the tariffs on products produced offshore would enhance Michele’s Audio domestically produced products ability to compete more effectively on price; however it would also increase the cost of Michele Audio import products. Conversely, a decrease in tariffs on products produced offshore would have the opposite effect. Any change would require Michele Audio to evaluate and possibly adjust its product mix. In addition Michele Audio is subject to federal state and local laws govern such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we are in substantial compliance with all of such laws.

As the cost of compliance with environmental laws has not been significant, Michele Audio does not maintain detailed records of these expenses.

Employees.

As of December 31, 2004 Michele Audio had a total of 14 employees; of this amount, 13 were employed full-time.

HINDSIGHT RECORDS.

The thrilling discovery that there was a vast repertoire of Big Band music which had never been released to the public, led to the formation of Hindsight Records. When Wally Heider, a producer for the Company, learned that broadcasts of certain Big Band recordings had never been commercially released he decided to secure the licensing rights and transfer these one-of-a-kind originals to records and cassette tapes of the highest quality using state of the art equipment.

•
Hindsight’s principal products were CDs and cassettes tapes of Big Band recordings. It also expanded into well-known jazz artists and singers of the great standard songs such as Doris Day, Rosemary Clooney and Mel Torme.

•	Our products were sold primarily to independent records distributors.

•	Our main supplier was Michele Audio.

•	We previously owned Hindsight Record’s numerous copyrighted songs and recordings.

In December 2005, Hindsight was re-acquired by the Purchaser in exchange for canceling the $800,000 promissory note owed payable by the Company to the Purchaser as part of the original purchase price.

Governmental Regulations.

Hindsight Records was subject to federal state and local laws govern such matters as wages, working conditions, citizenship and health and sanitation requirements. We believe that we were in substantial compliance with all of such laws.

Employees.

In December 2004 Hindsight had a total of two (2) employees; both were employed full-time.

Item 2. Description of Property.

MICHELEX DIVISION.

Through Michelex Division, we own the following properties:

•
a 8,750 sq. ft. metal building on one (1) acre. The building, located in Massena, has two (2) loading dock doors with 1,500 square feet in office space. This property has been pledged as security for a $7,000,000 asset backed revolving line of credit with Wells Fargo (the “Line of Credit”). This lot also contains a 1,200 sq. ft. metal building, which is pledged as security for a $1,200,000 mortgage note with Madison Realty Capital, LP (“Madison Capital Mortgage”);

•
a 9,800 sq. ft. metal building on one (1) acre with two (2) loading dock doors and 1,800 square feet of office space. This property is also located in Massena and is pledged as security for the Madison Capital Mortgage;

•
a 20,000 sq. ft. metal building on one acre of land with four (4) loading dock doors and 1,300 square feet of office space. This property is also located in Massena and is being used as security for the Line of Credit with Wells Fargo. There is also a 1,200 sq. ft. metal building on this lot, which has been pledged as security for the Madison Capital Mortgage;

•
a 25,500 sq. ft. block and metal building with six (6) loading dock doors located on two (2) acres of land in Massena. Approximately 15,500 square feet is leased to two (2) entities, for an annual lease income of $86,875. We currently owe approximately $770,000 on the mortgage of this property; and

•	a four (4) acre vacant lot in Massena.

We previously owned:

•
a 83,864 sq. ft. cement building located in Salt Lake City, Utah. The building had three (3) dock doors and 25,000 square feet of office space. Michelex used the un-rented space for office, warehouse and manufacturing facilities. This parcel had a first mortgage with Equitable Life & Casualty and a second mortgage for $800,000 from First Interstate Financial LLC, which was subordinate to the first mortgage. The second mortgage carried an interest rate of 9%, with a term of 18 months. Our President Thomas Gramuglia, held a mortgage on this property in the amount of $350,000 that was subordinate to the other two (2) mortgages. Prior to its sale in 2006, we owed approximately $1,992,000 on the parcel. We previously leased a total of 26,693 square feet to four (4) entities for a total of $132,048 in annual rents; and

•
a 16,000 sq. ft. building in Salt Lake City with approximately 4,000 square feet of office space. We generated $36,000 in annual lease income. Prior to its sale in 2005 we owed approximately $647,000 on a mortgage on this property.

MICHELE AUDIO.

Through Michele Audio, we own the following properties:

•	7.5 acres with a two (2) car garage and a mobile home in Massena. This property is part of the security for a $770,000 mortgage held by Pittsford Capital, LLC (the “Pittsford Mortgage”);

•
14 acres of land with 1,850 feet of frontage on Route 37 in Massena. The land connects to the mobile home and garage property discussed above. This property is also part of the security for the Pittsford Mortgage;

•
a 5,000 sq. ft. metal building on three (3) acres of land, also located in Massena. This property connects to the mobile home and garage property identified above, and is also part of the security for the Pittsford Mortgage; and

•	85.39 acres of farm land on Route 56 in Massena. This parcel is also part of the security for the Pittsford Mortgage; and

We previously owned:

•	the Massena Theater, an 8,000 sq. ft. building with a 400-seat movie theater and two (2) retail stores. Prior to its sale in 2005, annual rents were generated in the amount of $10,800; and

•	a 5,000 sq. ft. block building in an industrial park in Massena. Prior to its sale in 2006, we owed approximately $57,000 on the mortgage.

Properties Previously Owned Through Hindsight Records.

Prior to the re-acquisition of Hindsight by the Purchaser, we previously owned a 35,000 sq. ft. building in Massena, which had been pledged as security for the Madison Capital Mortgage. The building was sold on December 31, 2006.

Item 3. Legal Proceedings.

Except as indicated below, the Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent (5%) of its common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

In January 2006, the Company received a subpoena from the SEC as part of an investigation the SEC is conducting into trading in certain over the counter stocks. The Company has not been notified that the SEC is conducting a formal or informal investigation into the Company.

In November 2005, the Company received notice of the settlement of arbitration between Michele Audio, Investor Relations Services, Inc., a Delaware corporation (“Investor Relations”) and Charles Arnold. Pursuant to the settlement, the Company is required to pay an aggregate of $290,928 for damages, interest, legal and administrative fees relating to a claim filed by Investor Relations and Charles Arnold that they had not been compensated as called for pursuant to a Consulting Agreement and Personal Services Agreement respectively (the “Agreements”).

Michele Audio had simultaneously entered into the Agreements with Investor Relations and Mr. Arnold during the 2003 fiscal year. Both Investor Relations and Mr. Arnold had agreed to be compensated with preferred shares of Michele Audio stock.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 20, 2005, our Board of Directors and majority shareholders voted to increase the authorized number of shares from 100,000,000 to 1,000,000,000.

On September 9, 2003, our Board of Directors and majority stockholders voted to amend Article I of our Articles of Incorporation to change our name to “Michelex Corporation.” The amendment became effective on September 29, 2003. A definitive information statement was filed on September 8, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

Our common stock is currently quoted on the Pink Sheets, LLC under the symbol “MLXO.PK” Historically, our stock has been quoted on the Over the Counter Bulletin Board of the National Association of Securities Dealers, Inc. (“OTCBB”), however on July 5, 2005we announced our temporary voluntarily removal from the OTCBB. Due to previous financial constraints on the Company we were unable to remain current with our reporting obligations under the Securities Exchange Act of 1934 (the “’34 Act”) We are in the process of becoming current with our filings, which will enable us to file a 15(c)(2)(11) for quotation of our common stock on the OTCBB; however there can be no assurances as to when the 15 (c)(2)(11) will be approved or whether it will be approved at all.

Below is a table indicating the range of high and low transaction price for the common stock for each quarterly period within the most recent three (3) fiscal years. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions. However, the market for shares of our common stock is extremely limited and only commenced in the third quarter of 2000. No assurance can be given that any established trading market for our common stock will develop or be maintained. If such a market develops in the future, resales of “unregistered” and “restricted” shares of common stock by members of management or others may have a substantial adverse impact on any such public market. See the heading “Recent Sales of Unregistered Securities,” and the caption “Security Ownership of Certain Beneficial Owners and Management” of this Report.

The high and low bid prices for the Company’s common stock for the past three (3) years are as follows:

	Bid
Quarter ending	High	Low
January 2, 2003, through March 31, 2003	$0.03	$0.01

April 1, 2003, through June 30, 2003	$0.01	$0.01

July 1, 2003, through September 30, 2003	$1.01	$0.01

October 1, 2003 through December 31, 2003	$0.25	$0.15

January 1, 2004 through March 31, 2004	$1.9	$0.25

April 1, 2004 through June 30, 2004	$1.45	$0.25

July 1, 2004 through September 30, 2004	$0.65	$0.08

October 1, 2004 through December 31, 2004	$1.58	$0.2

These bid prices were obtained from Pink Sheets LLC and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

Holders of Record of Common Equity.

The number of record holders of the Company’s securities as September 30, 2006 is approximately 779. This figure does not include an indeterminate number of stockholders who may hold their shares in “street name.”

Dividends.

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.

The following table reflects all sales of “unregistered” and “restricted” securities of the Company during the three most recently completed fiscal years:

Name	Date Acquired	Number of Shares	Aggregate Consideration
Benjamin Hansel	2/7/03	20,000,000 (1)	Payment of all costs and expenses incurred in connection with the Plan.
Ginette Gramuglia	7/28/03	5,196,000	(3)
Thomas Gramuglia	7/28/03	5,040,120	(3)
Michele Stone	7/28/03	51,960	(3)
Patrick Gramuglia	7/28/03	51,960	(3)

(1)    All but 250,000 of these shares were canceled under the Plan.

(2)    527,000 shares were sold in 2004.

(3)    These shares were issued to these former stockholders of Michele Audio under the Plan.

The offer and sale of these securities are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Sections 3(b) and/or 4(2) thereof, and from similar applicable states’ securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from registration.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

General Overview

We are designers and manufacturers of high quality customized and standard plastic components. We provide precision products manufactured with state-of-the-art equipment using only the finest materials meeting or exceeding our rigorous standards.

MICHELEX DIVISION

Michelex Division imports, manufactures and sells plastic injection molded media packaging products. Our products also consist of paper, vinyl, tyvek and board mailer-based media packaging for use with CD and DVD media. This is the larger of our two (2) divisions in terms of revenues, personnel, and infrastructure. For the 12 months ended December 31, 2004 this division accounted for approximately 70% of total company sales. For the 12 months ended December 31, 2005 this division accounted for approximately 85% of total company sales.

MICHELE AUDIO.

Michele Audio involved primarily in the duplication and packaging of music and spoken word communication products. For the 12 months ended December 31, 2004 this division accounted for approximately 30% of total company sales. For the 12 months ended December 31, 2005 this division accounted for approximately 15% of total company sales.

During 2005 and 2006, we have made a significant effort to obtain additional financing. These financings have included the mortgaging of certain properties, the obtaining of additional lines of credit and the factoring of its receivables. We have also refinanced a number of its equipment and properties in what it believes will be beneficial to its future cash flow. In addition, a number of the debenture issuances have been converted into common stock.

In July 2006, the Company entered into a Securities Purchase Agreement with several investors whereby the Company would issue an aggregate of $1,200,000 in 6% convertible secured notes and options to purchase up to 10,000,000 shares of the Company’s common stock. The notes are due on July 28, 2009 and may be converted into common stock at any time prior to maturity at the option of the holder. The loan may be converted at a conversion price which is the lesser of $.20 or a discounted average trading price of the shares (the discount being dependent on the meeting of certain registration conditions). The holder is limited in the conversions prior to maturity date to the greater of $60,000 per calendar month or the average daily dollar volume calculated during the ten business days prior to conversion. In addition, the agreement puts limitations on certain types of transactions. In July 2006, the Company closed on the first portion of the notes aggregating $400,000.

In June 2006, the Company entered into a $40,000 secured promissory note with Ayuda Funding Corp. The note incurs interest at the rate of 10% per annum and is due on June 16, 2007. The note can be converted at any time at the option of the holder, into common shares of the Company at the lesser of $.01 per share or 80% of the average closing bid price for the ten days preceding the conversion date.

In June 2006, the Company obtained additional mortgage financing totaling $500,000 from a separate lender. Borrowings under the mortgage which is due June 30, 2007 incur interest at the rate of 10% per annum. The Company is required to make payments under the mortgage of $4,167 per month.

In 2006, Michele Audio and Wells Fargo entered into an agreement to settle the debt owed to Wells Fargo. In April 2005, Michele Audio and Wells Fargo entered into a letter agreement (the “Letter Agreement”) whereby the balances due under the line of credit were accelerated causing Michele Audio to seek alternative financing to repay the borrowings. Pursuant to the agreement, Michele Audio agreed to make payments of $1,025,000 in June 2006 (the “June Payment”), $1,150,000 in August 2006 (the “August Payment”) and $250,000 in December 2006 and interest only payments at the prime rate on the remaining unpaid balance until the final payment is made in December 2006. The June Payment and August Payment including the interest only payments have been made.

In May 2006, the Company entered into a sale leaseback agreement with an unrelated third party. Pursuant to the agreement, the Company sold certain of its assets for $1,200,000. As a condition of the agreement, the Company agreed to lease the assets pursuant to a five year lease at a rental of $19,583 per month plus an additional rent factor equal to the 6.5% over the prime rate of the unpaid remaining rental. The Company has the additional option to purchase the assets anytime after the first twelve months for an amount equal to the remaining unpaid lease payments plus $117,500.

In April 2006, the Company refinanced several of its properties in Massena, New York through a mortgage agreement totaling $1,200,000. The loan, which has an original due date of April 2007, incurs interest at the greater of 13% per annum or the prime rate plus 6% per annum. If all payments are made timely, the due date on the loan may be extended for an additional twelve months. The mortgage is guaranteed by an officer of the Company. In addition, as an additional incentive to loan the funds, the Company granted a warrant to the mortgage holder to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $.02 per share. The warrant is exercisable anytime after April 24, 2006 for a period of one (1) year.

Our revenues decreased from $14.8 million for the year ended December 31, 2004 to $5.5 million for the year ended December 31, 2005. Management believes that this decrease was the result of Wells Fargo canceling our Line of Credit and demanding full payment of the term loan, totaling approximately $3,900,000.

In June 2005, Michele Audio entered into an agreement with Pittsford to amend its existing promissory notes and convert the loan into a term loan. The amended note will incur interest at the rate of ten percent (10%) per annum and is payable in monthly installments including interest of $7,720 through July 1, 2008. The note may be prepaid at any time and if prepaid prior to July 1, 2006, Pittsford agrees to forgive $25,000 of the principle amount outstanding. The loan is secured by certain of Michele Audio’s properties as well as certain of the properties of MPG Development LLC (“MPG”) located in Massena, New York. The note is guaranteed by MPG in addition to certain officers of Michele Audio. As of December 31, 2005, Michele Audio owes $794,644 to Pittsford.

In May 2005, the Company entered into a one (1) year account receivable purchase agreement with Commercial Capital Lending, LLC (“CCL”). Pursuant to the agreement, CCL agrees to purchase up to 80% of the eligible accounts receivable from the Company. The Company may be required to repurchase accounts sold to CCL under certain conditions. The Company is required to pay interest at the rate of prime plus one percent on 80% of the face amount of the accounts purchased. In addition, the Company is required to pay a servicing fee totaling .6% (six tenths of one percent) of the net face amount of the open receivables for each 15 days the account is open. The agreement, among other provisions, is secured by all personal property excluding inventory and equipment.

In May 2005, the Company entered into a secured convertible debenture for $150,000 with the brother of one of the officer/directors. The debenture incurs interest at the rate of 8% per annum and is payable in monthly installments including interest totaling $3,041 through June 2010. The mortgage is secured by one of the Company’s properties as well as the home of the officer/director. The Company has not made the required payments under the mortgage. The Company has recorded a beneficial conversion feature totaling $50,000, which were recorded as a discount on the debentures and are being amortized over the term of the related debenture as additional interest expense. In June 2006, the note and accrued interest were converted into 8,100,000 shares of the Company’s common stock. At that time, the remaining beneficial conversion feature will be expensed.

In May 2005, the Company entered into a lease for equipment under capital lease arrangements with Franklin Funding, Inc. Pursuant to the lease, among other provisions, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar. The lease dated May 17, 2005 is for certain equipment located in the Salt Lake City facilities. The term of the lease is forty months with monthly payments of $7,755 which is equal to the cost to amortize $250,000 over the lease term at an interest rate of approximately 17% per annum. The Company had obtained the lease and related underlying equipment through an assumption agreement with one of the Company’s vendors. The vendor declared bankruptcy in 2006. Pursuant to a settlement agreement in June 2006 with Franklin Funding, The Company gave up possession of the equipment and cancelled the lease with Franklin Funding.

In April and May 2005, the Company transferred certain equipment in exchange for the repayment of the existing debt on the equipment to a corporation controlled by the brother of one of the Company’s officers. The Company subsequently leased back the equipment. Pursuant to the two separate two-year lease agreements, the Company is required to make monthly payments totaling $3,000 and $2,000 per month, respectively. The Company has not made any of the required lease payments pursuant to the agreement.

In April, 2005 Wells Fargo cancelled our line of credit and demanded full payment of the term loan totaling $3,900,000. Management believes that this was the result of a dispute between the Company and Wells Fargo regarding a financing deal between the Company and Argilus Capital LLC that was not completed.

The Line of Credit with Wells Fargo was an ongoing relationship that was renewed in March, 2005 (See Note 4). At that time, the Company incurred a charges of approximately $37,000 for the renewal and there was no indication of any problems. As such, the cancellation of the credit line and demand for payment was completely unexpected by management.

The Company’s arrangement with Wells Fargo was an asset based lending arrangement and as of the cancellation date in April, 2005, Wells Fargo proceeded to retain all of the Company’s cash as it came it. This prevented the Company from operating and essentially put the Company in a “shut down mode” with the majority of the work force being laid off and the Company operating at a very limited capacity. This had a large impact on the Company’s customer base.

In order to keep the Company solvent, management obtained capital through the sale of assets and property. This resulted in a significant decline in our fixed assets balance from December 31, 2004 to December 31, 2005. In addition, loans were obtained from officers and related parties.

 In January 2005, Michele Audio entered into a revolving line of credit agreement with Ringsport, Ltd., a British Virgin Islands corporation. Pursuant to the agreement, Michele Audio may borrow up to one million dollars ($1,000,000) for a term of one (1) year. The line bears interest at the rate of prime plus one percent. The line is collateralized by the cash, marketable securities and investments of Michele Audio. In 2005, Michele Audio borrowed $50,000 under the line.

Our efforts in 2004 and 2005 were spent on a number of financing deals that ultimately did not come to fruition. Management did not obtain financing until April, 2006 causing revenues to suffer in 2005.

In November 2004, we signed a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”) whereby Cornell agreed to purchase, during the next two (2) years, up to $10,000,000 of our common stock. We have not borrowed any funds under the agreement.

In October 2004, we entered into a Collateral Share Agreement (the “Collateral Share Agreement”) with Ginette and Thomas Gramuglia the President and Vice President of the Company at that time. The Collateral Share Agreement called for the Company to issue to Thomas Gramuglia and Ginette Gramuglia 3,000,000 shares each of the Company’s common stock as consideration for their continuing personal guarantees of certain of the Company’s loan obligations. Ownership of the collateral shares remain with the Company unless an event of default occurs under the guaranteed loans set forth in the Collateral Share Agreement, however Tom and Ginette Gramuglia have voting rights for the shares during the term of the Collateral Share Agreement. Additionally, the Collateral Share Agreement stipulates that either Thomas or Ginette Gramuglia have the option to purchase the collateral shares at either $.24 (twenty-four cents) per share or the average closing bid price for the shares for any five (5) day trading period during the term of the Collateral Share Agreement. The Collateral Share Agreement further indicates that the Company may from time to time transfer ownership of the collateral shares to Thomas Gramuglia pursuant to his employment agreement and applicable securities laws. The term of the Collateral Share Agreement is the shorter of 10 years or the term of the loan guarantees.

In September 2003, Michele Audio entered into a short-term note agreement with Pittsford Capital Mortgage Partners, LLC (“Pittsford”) for $775,000. The note, which was due September 17, 2004, unless repaid sooner, bears interest at the rate of sixteen percent (16%) per annum. Interest only payments are due monthly.

In March 2002, Michele Audio entered into a $7,000,000 revolving note agreement (the “Note Agreement”) with Wells Fargo Business Credit, Inc. (“Wells Fargo”) for working capital and issuance of letters of credit. Interest was payable monthly at Well’s Fargo’s then base rate plus 3%. The note was payable on demand. At December 31, 2004 total borrowings under the Note Agreement totaled $1,666,319 placing Michele Audio in default. In April 2004, the Note Agreement was amended to change certain of the provisions including the formula used to calculate the funds available for borrowing and settlement of certain default charges.

Competition.

Two (2) of our competitors in the plastics and packaging industry went out of out of business. We believe that this will give us an opportunity to regain the market share that was lost in 2005 and 2006.

Significant Income or Loss.

In 2005, there was no significant income or loss arising from our continuing operations. In 2006, we incurred charges related to options offered in exchange for outstanding loans due. These are one time charges that will be incurred in 2006.

Issuance of Unregistered Stock

In July 2006, the Company agreed to issue 250,000 shares of the Company’s common stock to its attorneys for legal services. On the date of issuance, the Company will reflect as expenses for legal fees, approximately $15,000 (the market value of the shares on the date of the issuance).

Also in July 2006, the Company agreed to issue 1,000,000 shares of the Company’s common stock to another attorney in connection with services provided in the Arbitration with Mr. Arnold and Investor Relations Services. On the date of issuance, the Company will reflect as expenses for legal fees, approximately $60,000 (the market value of the shares on the date of the issuance.

In August 2006, the Company issued 2,500,000  shares to one of its vendors in partial payment for the balance due to the vendor for materials.

In April 2006, the Company granted to officers of the Company, options to purchase an aggregate of 50,000,000 shares of the Company’s common stock at an exercise price of $.02 per share. The options may be exercised after April 15, 2006 and expire after April 15, 2011. The Company valued the warrants at $494,119 using the Black-Scholes option pricing method. The value was expensed as incurred as there was no vesting period. In August 2006, options to purchase 8,900,000 options were exercised in exchange for $178,000.

In March 2006, the Company issued 472,500 shares of common stock to employees.

Item 7. Financial Statements.

MICHELEX CORPORATION
AND SUBSIDIARIES

Index to Consolidated Financial Statements
for the Period Ended December 31, 2004

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Michelex Corporation

We have audited the accompanying consolidated balance sheet of Michelex Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the period March 1, 2003 to December 31, 2003 and the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michelex Corporation and subsidiaries as of December 31, 2004 and the results of their consolidated operations and cash flows for period March 1, 2003 to December 31, 2003 and the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs, and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP

White Plains, New York
December 28, 2005, except for
Note 14, which date is October 2, 2006

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2004

ASSETS

Current assets:
Cash	$20,976
Accounts receivable, net of allowance for doubtful
accounts of $148,734	2,649,451
Accounts receivable - related party	547,152
Inventory, net	1,650,246
Restricted cash	91,587
Prepaid expenses and income taxes	733,483
Current assets held for sale	310,039

Total current assets	6,002,934

Fixed assets - net of accumulated depreciation
and amortization of $21,054,656	7,667,685
Fixed assets held for sale	441,859

Other assets:
Land and building held for investment	148,429
Loans receivable - related party	90,413
Goodwill	99,007
Other assets	62,446
Other assets held for sale	129,006

Total assets	$14,641,779

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2004

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Note payable to bank	$2,441,319
Current portion of long-term debt	1,624,892
Current portion of capital leases	287,532
Note payable - related parties	16,400
Convertible debentures, net of discount of $43,832	609,418
Accounts payable	2,961,076
Accrued expenses	501,469
Payroll taxes payable	569,251
Current liabilities held for sale	424,091

Total current liabilities	9,435,448

Other liabilities:
Long-term debt less current maturities	4,684,041
Note payable - officers	586,900
Capital leases less current maturities	43,881
Other liabilities held for sale	697,913

Total liabilities	15,448,183

Commitments and contingencies

Shareholders' deficit
Common stock - no par value stock,
100,000,000 shares authorized,
57,204,814 shares issued and outstanding	$57,205
Additional paid-in-capital	1,476,363
Retained deficit	(2,339,972)

Total shareholders' deficit	(806,404)

Total liabilities and shareholders' deficit	$14,641,779

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004	March 1, 2003 to December 31, 2003
Net sales - unrelated parties	$14,815,294	$17,300,668
Net sales - related parties	69,204	411,569

Net sales	14,884,498	17,712,237
Cost of goods sold	10,331,594	11,109,140

Gross profit	4,552,904	6,603,097

Operating expenses:
Selling and shipping	579,613	501,808
General and administrative	5,756,461	5,929,784
Depreciation	1,180,737	1,126,004

Total operating expenses	7,516,811	7,557,596

Loss before other income (expense) and income taxes	(2,963,907)	(954,499)

Other income (expense):
Other income	155,808	127,866
Interest expense, net	(1,278,957)	(619,409)
(Loss) gain on sale of assets	(24,039)	34,352
Net income (loss) from rental properties	3,243	(13,181)

Other income (expenses)	(1,143,945)	(470,372)

Loss before income taxes	(4,107,852)	(1,424,871)

Income tax (benefit)	623,534	(510,454)

Net loss from continuing operations	(4,731,386)	(914,417)

Net loss from discontinued operations, net of tax
of $0 and $0	(213,612)	—

Net loss	$(4,944,998)	$(914,417)

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,2004	March 1, to December 31, 2003
Weighted shares outstanding:
Primary and diluted	46,971,687	38,970,000

Loss per share primary and diluted

Loss per share from continuing operations	$(.10)	$(.02)
Loss per share from discontinued operations	(.01)	—

Net loss per share	$(.11)	$(.02)

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

PERIOD MARCH 1, 2003 TO DECEMBER 31, 2003
AND THE YEAR ENDED DECEMBER 31, 2004

	Common stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total
Balance - March 1, 2003	12,990,000	$12,990	$4,850	$3,519,443	$3,537,283

Net loss	—	—	—	(914,417)	(914,417)

Balance - December 31, 2003	12,990,000	12,990	4,850	2,605,026	2,622,866

Correction of shares issued in acquisition	(51,960)	(52)	52	—	—

Shares issued for legal services	1,462,308	1,462	312,765	—	314,227

Conversion of convertible debenture	1,600,000	1,600	298,400	—	300,000

Beneficial conversion feature of
convertible debentures	—	—	420,981	—	420,981

Exercise of options	866,666	867	216,653	—	217,520

Shares issued for financial
consulting services	400,000	400	99,600	—	100,000

Sale of securities	500,000	500	159,500	—	160,000

Shares held in escrow for
financial consulting services	1,267,924	1,268	(1,268)	—	—

Effect of 3 for 1 stock split	38,069,876	38,070	(38,070)	—	—

Issuance of shares in acquisition
of Hindsight Records, Inc.	100,000	100	2,900	—	3,000

Net loss	—	—	—	(4,944,998)	(4,944,998)

Balance - December 31, 2004	57,204,814	$57,205	$1,476,363	$(2,339,972)	$(806,404)

See notes to consolidated financial statements.

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2004	March 1, 2003 to December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,944,998)	$(914,417)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,180,737	1,126,004
Loss (gain) on sale of assets	24,039	(34,352)
Impairment of goodwill	213,612	—
Deferred taxes	622,509	(511,479)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	1,139,640	143,874
Inventory	796,387	186,732
Prepaid expenses and taxes	(225,909)	114,190
Other assets	106,953	(239,509)
Accounts payable	(759,074)	353,020
Accrued expenses and taxes	306,879	103,223

NET CASH FLOWS FROM OPERATING ACTIVITIES	(1,539,225)	327,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	315,000	—
Acquisition of fixed assets	(265,650)	(854,231)

NET CASH FLOWS FROM INVESTING ACTIVITIES	49,350	(854,231)

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year ended December 31, 2004	March 1, 2003 to December 31, 2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	$(445,045)	$(902,504)
Proceeds from long-term debt	1,593,250	950,000
Proceeds from the exercise of options	217,520	—
Proceeds from the issuance of common stock	160,000	—
Net borrowings from loan payable	(282,972)	250,559
Net borrowings from loans to related parties	47,324	189,159

NET CASH FLOWS BY FINANCING ACTIVITIES	1,290,077	487,214

NET CHANGE IN CASH	(199,798)	(39,731)

CASH AT BEGINNING OF YEAR	225,825	265,556

CASH AT END OF YEAR	$26,027	$225,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$1,025	$1,025

Interest paid	$791,566	$622,153

See notes to consolidated financial statements.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Michele Audio Corporation of America began business in March 1972. As a result of a merger discussed in Note 5, Michele Audio Corporation of America became a wholly owned subsidiary of Highway One-Oweb, Inc. Subsequent to the merger Highway One-Oweb, Inc. changed its name to Michelex Corporation. Michelex is a fully integrated audio replication and multimedia fulfillment company that provides quality products and professional grade services to customers throughout North America. Through its Plastics division the Company provides a broad range of plastic injection molded multimedia packaging products and fulfillment services. The product offerings include Jewel Boxes, Trays, DVD Boxes, and C-Shells for CD and DVD based products, Norelco Boxes and C-0’s for cassette based products and Video Boxes and Poly Boxes for VHS based products. Through its audio division the Company provides replication services for cassette, CD and DVD based products. Additionally, the audio division owns exclusive rights to an extensive library of music and spoken word program material it licenses to customers and also operates both a recording and mastering studio which provides audio restoration, editing and mastering services to its customers. Through its newest division the Company offers a broad range of paper, vinyl, tyvek, and board mailer based multimedia packaging products. In addition to servicing customers from its headquarters and manufacturing facilities in Massena, NY, in 1999 the Company opened a manufacturing and distribution facility in Salt Lake City, UT to better serve customers in the western half of the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Michelex Corporation and Michele Audio Corporation of America and Hindsight Records, Inc., its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company estimates an allowance for bad debts based on a periodic review of its accounts which are charged to operations at the time they are deemed to be uncollectible.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is valued at the lower of cost (first-in first-out method) or market. Merchandise shipped from overseas is inventoried, and the corresponding liability recorded, upon the Company’s taking title to the inventory. Components of inventories at December 31, 2004 are as follows:

Raw materials	$417,121
Work in process	142,238
Finished goods	1,090,887

$1,650,246

Revenue recognition

Revenues are recognized when product is shipped from the Company’s facilities.

Concentration of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments and trade accounts receivable.

The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, the Company had no uninsured cash. The Company may exceed the insurance limits at times during the year.

Most of the Company’s business activity is with customers located in the United States. Consequently, the Company’s ability to collect the amounts due from customers is affected by economic fluctuations in the country.

Fixed Assets

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the expected useful life of the asset as follows:

Building and improvements	10 to 31 years
Equipment	5 to 7 years
Vehicles	5 years
Masters	3 years

MICHELEX CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Land and Building Held for Investment

Property held for investments consists of land not used in the business in Massena, NY, as well as property for which the Company plans to renovate and rent.

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

Income Taxes

The Company reports income taxes based upon Statement of Financial Accounting Standards No. 109 (FAS 109) “Accounting for Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Advertising:

The Company expenses advertising costs as they are incurred. Advertising costs were not material during the years ended December 31, 2004 and 2003.

Earnings (Loss) Per Share:

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and is adjusted for the dilutive effect of shares issuable upon the exercise of options and warrants. The Company had a net loss for the period March 1, 2003 to December 31, 2003 and the year ended December 31, 2004, and accordingly, potential common share equivalents are excluded from this computation, as the effect would be anti-dilutive.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 2 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2004:

Land	$749,500
Building	5,125,971
Equipment	21,589,500
Vehicles	377,858
Masters	879,512

28,722,341
Less: accumulated depreciation	21,054,656

$7,667,685

Included in fixed assets are $1,712,645 in equipment and $310,920 in land and buildings under capital leases.

NOTE 3 - RELATED PARTIES

Note Payable - Key Bank/Officers

In August 2002, the officers of the corporation borrowed $50,000 personally from Key Bank. Proceeds were then lent to the corporation which is making scheduled monthly payments of $5,000 principal plus interest at the Bank’s Prime Rate plus 2%. This loan was repaid in 2003.

In addition, officers of the Company have made interest free advances totaling $586,900 at December 31, 2004.

Loans Receivable- Media Books LLC, Michelex Plastics Corp. and Michelex Trimark

The Company has made interest free advances to these companies, which are owned principally by certain shareholders of the Company.

In addition, there have been sales to related parties during the last several years, primarily to Media Books LLC, which have resulted in accounts receivable totaling $547,152.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 4 - CREDIT LINES

Wells Fargo Business Credit, Inc.

In March 2002, the Company entered into a $7,000,000 revolving note agreement with Wells Fargo Business Credit, Inc. for working capital and issuance of letters of credit. Interest is payable monthly at the Bank’s base rate plus 3%. The note is payable on demand. Borrowings under the credit facility at December 31, 2004 totaled $1,666,319. The Company was in default of the credit facility. In April 2004, the agreement was amended. The amendment changed certain of the provisions of the agreement including the formula used to calculate the funds available to be borrowed. In addition, certain default charges were settled. In April 2005, the Company and Wells Fargo entered into a letter agreement whereby the balances due under the line of credit agreement were accelerated and the Company was required to seek alternative financing to repay the borrowings. In 2006, The Company and Wells Fargo entered into an agreement to settle the debt owed to Wells Fargo. Pursuant to the agreement, the Company was to make payments of $1,025,000 in June 2006, $1,150,000 in August 2006 and $250,000 in December 2006 and interest only payments at the prime rate on the remaining unpaid balance until the final payment is made in December 2006.

Pittsford Capital Mortgage Partners

In September 2003, the Company entered into a short-term note agreement with Pittsford Capital Mortgage Partners, LLC (“Pittsford”) for $775,000. The note, which was due September 17, 2004, unless repaid sooner, bears interest at the rate of sixteen percent (16%) per annum. Interest only payments are due monthly.

In June 2005, The Company entered into an agreement with Pittsford to amend its existing promissory notes and convert the loan into a term loan. The amended note will incur interest at the rate of ten percent (10%) per annum and is payable in monthly installments including interest of $7,720 through July 1, 2008. The note may be prepaid at any time and if prepaid prior to July 1, 2006, Pittsford agrees to forgive $25,000 of the principle amount outstanding. The loan is secured by certain of the Company’s properties as well as certain of the properties of MPG Development LLC (“MPG”) located in Massena, New York. The note is guaranteed by MPG in addition to certain officers of the Company.

Ringsport, Ltd.

In January 2005, the Company entered into a revolving line of credit agreement with Ringsport, Ltd., a British Virgin Islands corporation. Pursuant to the agreement, the Company may borrow up to one million dollars ($1,000,000) for a term of one year. The line bears interest at the rate of prime plus one percent. The line is collateralized by the cash, marketable securities and investments of the Company. In 2005, the Company borrowed $50,000 under the line.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 5 - ACQUISITIONS

Merger with Highway One-OWeb, Inc.

In July 2003, Michele Audio merged with Highway One-OWeb, Inc. (“Highway”). In exchange for the shares of Michele Audio outstanding common stock on the date of the merger, the shareholders received 10,392,000 shares of Highway stock. In addition, 19,750,000 Highway shares previously issued were cancelled. Immediately after the merger, the shareholders of Michele Audio controlled 80% of the voting stock of the consolidated entity. As a result, the merger has been reflected as a reverse acquisition, and as such, the historical information presented reflects those of the operating Company, Michele Audio. The effect of this recapitalization has been reflected retroactively.

Acquisition of Hindsight Records, Inc.

On December 30, 2004, the Company entered into an Agreement and Plan of Merger to acquire Hindsight Records, Inc. and Stradaveri, Inc. from an employee of the Company and mother of one of the officer/director’s children. Approximately one week previous, the employee purchased the shares of Hindsight and Stradaveri from the officer/director of the Company for $800,000. Pursuant to the merger agreement, the Company purchased the outstanding shares of Hindsight and Stradaveri for $800,000 and the issuance of 100,000 shares of the Company’s common stock. In addition, the Company assumed all of Hindsight's obligations under Hindsight's 5% secured convertible debentures due December 29, 2006 having an aggregate principal balance of $1,000,000.

In December 2005, the Company entered into a sale agreement with an officer and director of the Company to sell Hindsight back to him. Pursuant to the agreement, the officer reacquired the shares of Hindsight sold to the Company in December 2004 in exchange for the canceling of the promissory note for $800,000 owed to the officer. The assets, liabilities and profit and loss are therefore reflected as a discontinued operation. Proforma income statement information has not been presented as there would be no change in the income or loss from continuing operations.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 6 - LONG-TERM DEBT

Long-term debts consists of the following:

	Interest Rate	Due Date	December 31, 2004
Secured mortgage payable in monthly
installments of $16,800 including
interest, secured by certain Utah facilities	8.75%	2018	$1,586,792

Secured mortgage payable in monthly
installments of $4,594 including interest,
secured by certain Utah facilities	7%	2015	636,341

Secured note payable to bank in monthly
installments of $45,833 plus interest,
secured by certain property	Prime + 3%	2010	2,887,500

Secured note payable to bank in monthly
installments of $2,416 plus interest,
secured by certain equipment	Prime + 1%	2005	12,116

Secured mortgage payable in monthly
installments of $2,146 including interest,
secured by certain property in
Massena, NY	5.25%	2009	108,046

Secured note payable in monthly installments
of $529 including interest, secured by
certain property	4%	2013	45,422

Secured note payable to Associates
Commercial Corporation payable in
monthly installments of $730 including
interest, secured by certain transportation
equipment	10.5%	2005	4,936

Note payable in monthly installments of
$2,897 including interest, secured by certain
property and guaranteed by certain officers	3%	2013	227,780

Secured second mortgage payable in monthly
installments of interest only secured by
certain Utah facilities	9%	2005	800,000

			6,308,933

Less current maturities			1,624,892
			$4,684,041

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 6 - LONG-TERM DEBT (Continued)

Long-term debt matures as follows:

Fiscal year ending December 31,
2005	$1,504,405
2006	684,393
2007	694,141
2008	704,658
2009	654,956
After	2,066,380

Total	$6,308,933

In late 2005, the Company received notification of default from both the first and second mortgage holder for the Company’s premises in Utah. In December 2005, the Company made payments aggregating $132,875 for amounts due on the mortgages, thereby withdrawing their notices of default.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

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

MICHELEX CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 7 - CAPITAL LEASE OBLIGATIONS (Continued)

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

Yale Financial Services

The Company leases a used 1999 Yale forklift under capital lease arrangements with Yale Financial Services. The lease has been classified as a capital lease since the payments represent in excess of 90% of the equipment’s cost. The lease dated November 13, 2001 includes 24 monthly payments of $644 beginning January 2002. This is equal to the cost to amortize the cost of the equipment over 2 years with no interest payable.

Ogdensburg Bridge and Port Authority

The Company leased a building and land located at 820 Commerce Park Drive, Ogdensburg from the Ogdensburg Bridge and Port Authority dated March 29, 2002. The lease was for 180 months with monthly payments of $5,907, which is equal to the cost to amortize $700,000 over 15 years at an interest rate of 6% per annum. In June 2004, the Company and the lessor of its Ogdensburg facilities reached an agreement whereby the lessor agreed to terminate the lease. The termination of the lease resulted in a loss of $31,895.

Yale Financial Services

The Company leased two reconditioned 1997 Yale lift trucks under capital lease arrangements with Yale Financial Services on April 25, 2002. Pursuant to the leases, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased at fair market value. The lease has been classified as a capital lease since the payments represent in excess of 90% of the equipment’s cost. The lease is for 24 monthly payments of $674 beginning April 2002, which is equal to the cost to amortize the cost of the equipment over two years with no interest payable.

Buyout of capital leases

In July 2005, the Company entered into an agreement with the St. Lawrence County Industrial Development Agency (“St. Lawrence IDA”) whereby the Company relinquished its use of one of the properties located in the Massena industrial park. The Company leased this property under an operating lease. Although the Company was not notified it was in default at the time of the agreement, the Company was late in the payment of several of the monthly lease payments. Pursuant to this agreement, in exchange for allowing the Company to terminate its obligations under the operating lease for the above property, the St. Lawrence IDA issued credits to the Company in satisfaction of capital leases for two other properties also located in the Massena Industrial Park. The remaining principle balances due on these capital leases totaled approximately $150,000. The total amount of the credits has been reflected as a lease buyout and included as a component of other income.

MICHELEX CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 7 - CAPITAL LEASE OBLIGATIONS (Continued)

In December 2005, the Company entered into an agreement with the St. Lawrence IDA whereby the Company relinquished its use of one of the properties located in the Massena industrial park. The Company leased this property under a capital lease. The Company was late in the payment of several of the monthly lease payments on this and a lease on another property administered by the St. Lawrence IDA. Pursuant to this agreement, in exchange for allowing the Company to terminate its obligations under the lease for the above property, the St. Lawrence IDA issued credits to the Company in satisfaction of the capital leases for another property also located in the Massena Industrial Park. The total amount of the credits has been reflected as a lease buyout and included as a component of gain (loss) on sale of assets.

Future minimum lease payments are as follows:

Year Ended December 31,
2005	$298,414
2006	8,688
2007	8,688
2008	8,688
2009	8,688
After	16,162

349,328
Less interest portion	15,915

Present value of net minimum lease payments	333,413
Less current portion	287,532

$45,881

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 8 - CONVERTIBLE DEBENTURES

5% Convertible Debentures

During the quarter ended September 30, 2004 and through October 1, 2004, the Company issued $503,250 of 5% Convertible Debentures ("5% Debentures"). The 5% Debentures require the Company to issue non-restricted shares of the Company's common stock within 41 days of funding at a conversion price of $.17 per share. In the event non-restricted shares of the Company's common stock is not issued within the 41 days, then each debenture holder is entitled to 3 shares of restricted stock for each share of non-restricted shares required under the conversion provisions of the debenture. Additionally, if the Company fails to deliver non-restricted shares of the Company's common stock to the debenture holders within one year after the first closing date, the Company shall be required to deliver additional shares of restricted stock in sufficient quantities to guarantee the holders a 45% return on their investment. The Private Placement Memorandum further grants the Placement Agent the right of first refusal on all subsequent offerings by the Company for a period of 2 years. The Company aggregated net proceeds of $408,865 from the offering. The Company has recorded a beneficial conversion feature totaling $270,981, which was recorded as a discount on the debenture and has been amortized over the term of the debenture. At December 31, 2004, the entire beneficial conversion feature had been amortized to interest expense.

12% Convertible Debentures

The Company issued 12% Secured Convertible Debentures (“Convertible Debentures”) totaling $300,000 and $150,000 respectively. The Convertible Debentures will be due in September 2005 and may be prepaid in whole at any time after giving 20 days advance notice. The holders of the Convertible Debentures may elect at any time to convert the principle balance due into shares of the Company’s common stock at the lesser of $.1875 per share or 75% of the current market price at conversion. The Convertible Debentures are secured by a second security interest in all the Company’s assets. In November 2004, $300,000 of the Convertible Debentures was converted into 1,600,000 shares of the Company’s common stock (4,800,000 shares after the 3 for 1 stock split). In January 2005, the remaining $150,000 in Convertible Debentures was converted into 2,400,000 shares of the Company’s common stock (after giving effect to the 3 for 1 stock split). The Company has recorded a beneficial conversion feature totaling $100,000 and $50,000, respectively, which were recorded as a discount on the debentures and are being amortized over the term of the related debenture. In November 2004, as a result of the conversion of one of the debentures, the balance of the beneficial conversion feature was expensed to interest expense. At December 31, 2004, the balance of the remaining beneficial conversion feature totaled $43,832.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 9 - RETIREMENT PLAN

Effective March 1, 1993, the Company established a Deferred Savings and Profit Sharing Plan that covers substantially all employees. The plan expense was $9,868 and $21,729 for fiscal periods ended December 31, 2004 and 2003. The pension plan contributions were in accordance with requirements of the pension plan trustee. The net assets of the plan as of December 31, 2004 were $867,094.

NOTE 10 - SALE OF ASSETS

In April 2005, the Company sold several of its properties to MPG Development LLC (“MPG”), a limited liability company controlled by officers of the Company and their immediate families. The properties, which had a carrying amount on the books of $199,970, were transferred in exchange for the satisfaction of certain loans to the officers totaling $375,000. Certain of these properties are used as collateral pursuant to the amended agreement with Pittsford.

In September 2005, the Company sold one of its properties in Salt Lake City, Utah to 3553 Main, LLC, a limited liability company, one of whose members is an officer of the Company. The property, which had a carrying amount on the books of $618,269, was transferred in exchange for the assumption of the underlying mortgage and a payment of $28,000.

In April 2006, the Company sold its remaining facilities in Utah to an unrelated party for $2,500,000 in a sale-leaseback transaction. In addition, the Company entered into an operating lease agreement for the rental of these facilities for a 36 month period through monthly payments of $9,000 commencing on the first anniversary of the lease agreement.

NOTE 11 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 11 - INCOME TAXES (continued)

Deferred income tax liabilities and assets are comprised as follows:

December 31, 2004
Deferred tax assets:
Net operating loss	$1,976,000
Other	50,120

2,026,120
Less: valuation allowance	2,026,120

—

The Company believes that due to the questionable likelihood that this net deferred tax asset will be realized in future periods and, accordingly, a full valuation allowance has been recorded. The Company's income tax expense before discontinued operations consists of the following:

	Year Ended December 31, 2004	March 1, 2003 to December 31, 2003
Current:
Federal	$—	$—
State	1,025	1,025

	1,025	1,025
Deferred:
Federal	578,933	(475,678)
State	43,576	(35,801)

	622,509	(511,479)

Income taxes (benefit)	$623,534	$(510,454)

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 11- INCOME TAXES (Continued)

A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate is as follows:

	December 31, 2004	March 1, 2003 to December 31, 2003
U.S. Federal income tax statutory rate	(34)%	(34)%

State income tax, net of Federal income tax benefit	(7)	(7)

Other - primarily net operating losses and recording of
valuation allowance	56	5

Effective tax rate	15%	(36)%

The Company has available approximately $7,600,000 of net operating loss carryforwards available to reduce future taxable income expiring through 2024.

NOTE 12 - MANAGEMENT’S PLAN OF OPERATION AND GOING CONCERN MATTERS

The Company has reported losses from operations for the last two years. In addition, the Company has a working capital deficiency, a deficiency in stockholders’ equity and has been notified by its lender that it is in default of its credit facility. The Company has also not paid many of its obligations in a timely manner.

During 2005 and 2006, the Company has made a significant effort to obtain additional financing. These financings have included the mortgaging of certain properties, the obtaining of additional lines of credit and the factoring of its receivables. The Company has also refinanced a number of its equipment and properties in what it believes will be beneficial to its future cash flow. In addition, a number of the debenture issuances have been converted into common stock.

The financial statements have been prepared assuming the Company is able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 13 - COMMITMENTS

During the 2003 fiscal year, Michele Audio Corporation of America (the “Company”) entered into a Consulting Agreement with Investor Relations Services, Inc., a Delaware corporation and simultaneously a Personal Services Agreement with Mr. Charles Arnold. The agreements were effective June 1, 2003 and they both expire on May 31, 2004. The agreements called for certain services, which are enumerated in the agreements, to be provided by Mr. Arnold and Investor Relations Services for the benefit of the Company. As compensation for these services the Company agreed to issue both Investor Relations Services and Mr. Arnold preferred shares of stock in Michele Audio Corporation of America. Additionally, the preferred shares were to have conversion rights allowing Mr. Arnold and Investor Relations Services, Inc. each to convert their preferred shares to 4.9% undiluted of the common stock issued and outstanding following the first round of financing after the Company became a public entity. It was further agreed the stock when issued would be restricted pursuant to Rule 144.

In March of 2004 Mr. Arnold and Investor Relations Services filed for arbitration, as called for in the agreements, against Michelex Corporation claiming they have not been compensated as called for in the agreements. In November 2005, the Company received notice of the settlement of the arbitration. Pursuant to the settlement, the Company is required to pay approximately $290,000 for damages, interest, legal and administrative fees, which has been reflected as expense during the fourth quarter of 2005.

DEPOSIT ON EQUIPMENT

In July 2004, The Company entered into an agreement for the sale of certain of its equipment located in the Utah facilities for $675,000. The Company received $300,000 as a deposit on equipment. In September 2004, the distributor sold six machines for a total of $315,000. The Company reported a gain of $26,688 on the sale. In October 2004, the Company terminated the contract and no further equipment was sold.

COMMITMENT TO ACQUIRE EQUIPMENT

In October 2004, the Company agreed to acquire approximately $270,000 of manufacturing equipment. In connection with this agreement, the Company made a deposit toward the purchase of the equipment totaling $16,240. As of December 31, 2004, the Company was attempting to secure the financing necessary to complete the acquisition. In May 2005, the agreement to purchase the equipment was terminated as a result of the Company’s inability to obtain the required financing. The Company reported a loss at that time of the total amount of the deposit.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 13 - COMMITMENTS (continued)

LEGAL SERVICES AGREEMENT

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

CORNELL EQUITY LINE

In November 2004, the Company signed a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell") whereby Cornell has agreed to purchase, during the next 2 years, up to $10,000,000 of the Company's common stock pursuant to the terms and conditions of the Standby Equity Distribution Agreement. The Company has not borrowed funds pursuant to this agreement.

MICHELEX CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 13 - COMMITMENTS (continued)

COLLATERAL SHARE AGREEMENT

In October 2004, the Company entered into a Collateral Share Agreement (the "Agreement") with Ginette and Thomas Gramuglia the President and Vice President of the Company respectively. The Agreement calls for the Company to issue Thomas Gramuglia and Ginette Gramuglia 3 million shares each of the Company's common stock as consideration for their continuing personal guarantees of certain of the Company's loan obligations. Ownership of the collateral shares remains with the Company unless an event of default occurs under the guaranteed loans set forth in the Agreement, however Tom and Ginette Gramuglia have voting rights for the shares during the term of the Agreement. Additionally, the collateral share agreement stipulates that either Thomas or Ginette Gramuglia have the option to purchase the collateral shares at either $.24 (twenty-four cents) per share or the average closing bid price for the shares for any 5 day trading period during the term of the agreement. The Agreement further indicates that the Company may from time to time transfer ownership of the collateral shares to Thomas Gramuglia pursuant to his employment agreement and applicable securities laws. The term of the agreement is the shorter of 10 years or the term of the loan guarantees.

NOTE 14 - SUBSEQUENT EVENTS

ACCOUNT RECEIVABLE PURCHASE AGREEMENT

In May 2005, the Company entered into a one year account receivable purchase agreement with Commercial Capital Lending, LLC (“CCL”). Pursuant to the agreement, CCL agrees to purchase up to 80% of the eligible accounts receivable from the Company. The Company may be required to repurchase accounts sold to CCL under certain conditions. The Company is required to pay interest at the rate of prime plus one percent on 80% of the face amount of the accounts purchased. In addition, the Company is required to pay a servicing fee totaling .6% (six tenths of one percent) of the net face amount of the open receivables for each 15 days the account is open. The agreement, among other provisions, is secured by all personal property excluding inventory and equipment.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 14- SUBSEQUENT EVENTS (continued)

SALE-LEASEBACK OF EQUIPMENT

In April and May 2005, the Company transferred certain equipment in exchange for the repayment of the existing debt on the equipment to a corporation controlled by the brother of one of the Company’s officers. The Company subsequently leased back the equipment. Pursuant to the two separate two-year lease agreements, the Company is required to make monthly payments totaling $3,000 and $2,000 per month, respectively. The Company has not made any of the required lease payments pursuant to the agreement.

In May 2006, the Company entered into a sale leaseback agreement with an unrelated third party. Pursuant to the agreement, the Company sold certain of its assets for $1,200,000. As a condition of the agreement, the Company agreed to lease the assets pursuant to a five year lease at a rental of $19,583 per month plus an additional rent factor equal to the 6.5% over the prime rate of the unpaid remaining rental. The Company has the additional option to purchase the assets anytime after the first twelve months for an amount equal to the remaining unpaid lease payments plus $117,500.

MORTGAGE - RELATED PARTY

In May 2005, the Company entered into a secured convertible debenture for $150,000 with the brother of one of the officer/directors. The debenture incurs interest at the rate of 8% per annum and is payable in monthly installments including interest totaling $3,041 through June 2010. The mortgage is secured by one of the Company’s properties as well as the home of the officer/director. The Company has not made the required payments under the mortgage. The Company has recorded a beneficial conversion feature totaling $50,000, which was recorded as a discount on the debentures and was being amortized over the term of the related debenture as additional interest expense.

In June 2006, the note and accrued interest were converted into 8,100,000 shares of the Company’s common stock. At that time, the remaining beneficial conversion feature will be expensed.

PROPOSED ACQUISITION OF MEDIA BOOKS

In September 2004, the Company signed a letter of intent to acquire Media Books, LLC, an entity which is 50% owned by an officer/director of the Company.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 14 - SUBSEQUENT EVENTS (continued)

CAPITAL LEASE ON EQUIPMENT

In May 2005, the Company entered into a lease for equipment under capital lease arrangements with Franklin Funding, Inc. Pursuant to the lease, among other provisions, the lessor retains actual title to the leased property until the termination of the lease, at which time the property can be purchased for one dollar.

The lease dated May 17, 2005 is for certain equipment located in the Salt Lake City facilities. The term of the lease is forty months with monthly payments of $7,755 which is equal to the cost to amortize $250,000 over the lease term at an interest rate of approximately 17% per annum.

The Company had obtained the lease and related underlying equipment through an assumption agreement with one of the Company’s vendors. The vendor declared bankruptcy in 2006. Pursuant to a settlement agreement in June 2006 with Franklin Funding, the Company gave up possession of the equipment and cancelled the lease with Franklin Funding.

HINDSIGHT DEBENTURE

In January 2005, the Company through its Hindsight Records, Inc, subsidiary closed on an aggregate of $1,000,000 5% Secured Convertible Debenture. The debentures are due December 29, 2006. The debenture is secured by the assets of Hindsight. The debentures are convertible at any time at the lesser of the price of the stock on the date of the closing or 75% of the price of the stock for the 5 trading days prior to the date of the conversion. The Company has recorded a beneficial conversion feature totaling $333,333, which has been recorded as a discount on the debentures and is being amortized over the term of the related debenture. During the first quarter of 2005, $351,000 of the debentures were converted into 8,893,215 shares of the Company’s common stock.

INVESTOR RELATIONS AGREEMENT

In March 2006, the Company entered into an investor relations agreement. Pursuant the investor relations firm would provide public relations and investor relations services for a six month period for a fee of $125,000. The Company had the option at the end of the six month period to renew the agreement for an additional six months for a fee of $75,000. The Company made payments under the contract totaling $45,000 prior to the cancellation of the contract.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 14 - SUBSEQUENT EVENTS (continued)

SUBSEQUENT FINANCINGS

In June 2006, the Company entered into a $40,000 secured promissory note with Ayuda Funding Corp. The note incurs interest at the rate of 10% per annum and is due on June 16, 2007. The note can be converted at any time at the option of the holder, into common shares of the Company at the lesser of $.01 per share or 80% of the average closing bid price for the ten days preceding the conversion date.

In July 2006, the Company entered into a Securities Purchase Agreement with several investors whereby the Company would issue an aggregate of $1,200,000 in 6% convertible secured notes and options to purchase up to 10,000,000 shares of the Company’s common stock. The notes are due on July 28, 2009 and may be converted into common stock at any time prior to maturity at the option of the holder. The loan may be converted at a conversion price which is the lesser of $.20 or a discounted average trading price of the shares (the discount being dependent on the meeting of certain registration conditions). The holder is limited in the conversions prior to maturity date to the greater of $60,000 per calendar month or the average daily dollar volume calculated during the ten business days prior to conversion. In addition, the agreement puts limitations on certain types of transactions. In July 2006, the Company closed on the first portion of the notes aggregating $400,000.

In April 2006, the Company refinanced several of its properties in Massena, New York through a mortgage agreement totaling $1,200,000. The loan, which has an original due date of April 2007, incurs interest at the greater of 13% per annum or the prime rate plus 6% per annum. If all payments are made timely, the due date on the loan may be extended for an additional twelve months. The mortgage is guaranteed by an officer of the Company. In addition, as an additional incentive to loan the funds, the Company granted a warrant to the mortgage holder to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $.02 per share. The warrant is exercisable anytime after April 24, 2006 for a period of one year.

In June 2006, the Company obtained additional mortgage financing totaling $500,000 from a separate lender. Borrowings under the mortgage which is due June 30, 2007 incur interest at the rate of 10% per annum. The Company is required to make payments under the mortgage of $4,167 per month.

SUBPOENA FROM SECURITIES AND EXCHANGES COMMISSION

In January 2006, the Company received a subpoena from the Securities and Exchanges Commission (“SEC”) as part of an investigation the SEC is conducting into trading in certain over the counter stocks. The Company has not been notified that the SEC is conducting a formal or informal investigation into the Company.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 14- SUBSEQUENT EVENTS (continued)

ISSUANCE OF SHARES FOR LEGAL SERVICES

In July 2006, the Company agreed to issue 250,000 shares of the Company’s common stock to its attorneys for legal services. On the date of issuance, the Company will reflect as expenses for legal fees, approximately $15,000 (the market value of the shares on the date of the issuance).

Also in July 2006, the Company agreed to issue 1,000,000 restricted shares of the Company’s common stock to another attorney in connection with services provided in the Arbitration with Mr. Arnold and Investor Relations Services. On the date of issuance, the Company will reflect as expenses for legal fees, approximately $60,000 (the market value of the shares on the date of the issuance.

ISSUANCE OF SHARES TO VENDOR

In August 2006, the Company issued 2,500,000 shares to one of its vendors in partial payment for the balance due to the vendor for materials.

WARRANTS GRANTED TO OFFICERS

In April 2006, the Company granted to officers of the Company, options to purchase an aggregate of 50,000,000 shares of the Company’s common stock at an exercise price of $.02 per share. The options may be exercised after April 15, 2006 and expire after April 15, 2011. The Company valued the warrants at $494,119 using the Black-Scholes option pricing method. The value was expensed as incurred as there was no vesting period. In August 2006, options to purchase 8,900,000 options were exercised in exchange for $178,000.

ISSUANCE OF SHARES TO EMPLOYEES

In March 2006, the Company issued 472,500 shares of common stock to employees.

Item 8. Changes in and Disagreements with Accountants on Accounting and  Financial Disclosure.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;  Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth the names of our Company’s directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation

Thomas Gramuglia	President	7/23/03	*
	Director	7/23/03	*

Sharon Bishop	Secretary	7/23/03	*
	Director	7/23/03	*

* These persons presently serve in the capacities indicated.

Business Experience.

Thomas Gramuglia, President, and Director. Mr. Gramuglia is 56 years of age. He was born in Englewood, New Jersey. He is the founder of Michele Audio Corporation and Michele Audio Corporation of Canada, which was sold in 1979. Mr. Gramuglia is also the owner-operator of Hindsight Records. He attended schools in Fort Lee, New Jersey, graduating in 1967. Mr. Gramuglia attended New York Institute of Technology, majoring in Behavioral Science. He has networked extensively throughout Europe, the Far East, and South America in a continuing effort to expand international relations with industry majors.

Sharon Bishop, Secretary and Director. Ms. Bishop, age 43, was born in Torrance, California. She began working for Michele Audio in December, 1980, evolving with the music and plastics industry from LP/8 track in the early 1980’s to audio and video cassettes later that decade, CD’s in the 1990’s and to the present day, in which DVD’s are prevalent.

Involvement in Certain Legal Proceedings.

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

Compliance with Section 16(a) of the Exchange Act

Each of our current directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities with the Securities and Exchange Commission on July 28, 2003. There have been no changes in any of these persons’ stock ownership since that time.

Code of Conduct.

The Company has adopted a Code of Conduct which is attached to this Report as Exhibit 14. See Part III, Item 13 of this Report.

Audit Committee.

The Board of Directors does not have an audit committee. Due to each member’s involvement in the day-to-day operations of the Company and their intimate familiarity with the financial condition and controls inherent in the Company, each member of the Board regularly monitors, reviews and makes suggestions regarding the Company’s financial and operating procedures and control mechanisms.

Item 10. Executive Compensation.

Cash Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

	Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	Salary ($)	Bonus ($)	Other Annual Compen-	Restricted Stock	Securities Underlying Options	LTIP Payouts	All Other Compensat’n

Thomas	12/31/03	$82,915	0	0	0	0	0	$2,188
Gramuglia,	12/31/04	$63,218.94		0	0	0	0	$0
President,
Director,

Sharon
Bishop,	12/31/03	$90,009	0	0	0	0	0	$2,684
Director,	12/31/04	$103,083.21		0	0	0	0	0
Secretary

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the years ended December 31, 2004 or 2003. None of our officers or directors have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as a director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the share holdings of those persons who own more than five percent of the Company’s common stock as of the date hereof:

Name and Address	Number of Shares Beneficially Owned	Percentage of of Class

Ginette Gramuglia	25,488,000	24.07%
50 Westwood Drive
Massena, NY 13662

Thomas Gramuglia	16,120,360	15.23%
12 Sierra Lane Massena, NY 13662

Vincent Gramuglia 39 Joyous Lane Glenville, NY 12302	8,128,500	7.68%

Security Ownership of Management.

The following table sets forth the share holdings of the Company’s directors and executive officers as of the date hereof:

Name and Address	Number of Shares Beneficially Owned	Percentage of of Class

Ginette Gramuglia	25,488,000	24.1%
50 Westwood Drive
Massena, NY 13662

Thomas Gramuglia	16,120,360	15.2%
12 Sierra Lane
Massena, NY 13662

Sharon Bishop	150,000	0

All directors and executive officers as a group	41,758,360	39.3%

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control thereof.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

The only transactions between our Company and members of management, nominees to become a director or executive officer, five percent stockholders, or promoters or persons who may be deemed to be parents of our Company were: (i) in August, 2002, the officers of Michele Audio borrowed $50,000 personally from Key Bank and then lent to Michele Audio, which was making scheduled monthly payments of $5,000 principal plus interest at the Bank’s Prime Rate plus 2%; this loan was repaid in 2003; (ii) we have made interest free advances to Media Books, LLC, Hindsight Records, Inc. Michelex Plastics and Michelex Trimark, which are owned principally by certain shareholders of the Company; (iii) in April 2006, the Company granted to officers of the Company, options to purchase an aggregate of 50,000,000 shares of the Company’s common stock at an exercise price of $.02 per share.

Parents of the Issuer.

Our Company has no parents, except to the extent that Ms. Gramuglia and Mr. Gramuglia may be deemed to be a parent by virtue of their beneficial ownership of approximately 72% of its outstanding common stock. See the caption “Security Ownership of Certain Beneficial Owners and Management” of this Report.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

8-K Current Report dated July 23, 2003, as amended, filed July 28, 2003 and October 6, 2003, respectively.
8-K Current Report dated August 19, 2003, filed August 21, 2003
8-K Current Report dated July 23, 2003, filed December 17, 2003
8-K Current Report dated April 13, 2005, filed April 13, 2005
8-K Current Report dated May 4, 2005, filed May 4, 2005

Exhibits*

Where Incorporated in this Report

Registration Statement on Form 10-SB, filed July 13, 1999**	Part I

Registration Statement on Form 10-SB-A1, filed September 10, 1999**	Part I

Registration Statement on Form 10-SB-A2, filed October 18, 1999**	Part I

Annual Report on Form 10KSB for the year ended December 31, 1999**	Part I

Annual Report on Form 10KSB for the year ended December 31, 2000**	Part I

Annual Report on Form 10KSB for the year ended December 31, 2001**	Part I

Annual Report on Form 10KSB for the year ended December 31, 2002**	Part I

Annual Report on Form 10KSB for the year ended December 31, 2003**	Part I

Exhibit 10.1 8% Convertible Debenture Agreement with Vincent Gramuglia (to be filed by amendment)	Part II

Exhibit 10.3 Amended and Restated Promissory Note with Pittsford Capital Mortgage Partners, LLC**	Part II

Exhibit 10.4 Revolving Line of Credit Agreement with Ringsport Ltd.**	Part II

Exhibit 10.5 Accounts Receivable Purchase Agreement with Commercial Capital**	Part II

Exhibit 10.6 Agreement of Sale of Hindsight Records**	Part II

Exhibit 10.7 Assumption Agreement with Franklin Funding Inc. (to be filed by amendment)	Part II

Exhibit 10.8 St. Lawrence County Industrial Development Agency**	Part II

Exhibit 10.9 Equipment Lease with NTB Logistics**	Part II

Exhibit 10.10 Convertible Debenture Purchase Agreement with Highgate**	Part II

Exhibit 10.11 Sale of Property to MPG Development LLC**	Part II

Exhibit 10.12 Sale of Property to 3553 Main LLC (to be filed by amendment)	Part II

Exhibit 10.13 Office/Warehouse Lease with Local Pages**	Part II

Exhibit 10.14 Asset Purchase Agreement with Utica Leaseco LLC**	Part II

Exhibit 10.15 Investor Relations Agreement with Carmac Associates, Inc. (to be filed by amendment)	Part II

Exhibit 10.16 Secured Convertible Promissory Note with Ayuda Funding Corp. (to be filed by amendment)	Part II

Exhibit 10.17 Securities Purchase Agreement with NIR, dated July 28, 2006**	Part II

Exhibit 10.18 Consulting Agreement (to be filed by amendment)	Part II

Exhibit 10.19 Balloon Deed of Trust Note with Level One Capital Partners (to be filed by amendment)	Part II

Exhibit 10.20 Mortgage Note with Madison Realty Capital, LP (to be filed by amendment)	Part II

Exhibit Number	Description
14	Code of Ethics
31.1	302 Certification of Thomas Gramuglia
31.2	302 Certification of Thomas Gramuglia
32	906 Certification

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

Item 15. Principal Accountant Fees and Services.

The following is a summary of the fees billed to Michelex by its principal accountants during the calendar years ended December 31, 2004, and December 31, 2003:

Fee category	2004	2003

Audit fees	$59,106	$44,970
Audit-related fees	$-0-	$-0-
Tax fees	$-0-	$-0-
All other fees	$-0-	$-0-
Total fees	$59,106	$44,970

Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHELEX CORPORATION

Date: November 2, 2006	By:	/s/ Tom Gramuglia
Name: Tom Gramuglia
Title: President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 2, 2006	By:	/s/ Tom Gramuglia
Name: Tom Gramuglia
Title: President and Director

Date: November 2, 2006	By:	/s/ Sharon Bishop
Name: Sharon Bishop
Title: Secretary and Director