Form 10KSB
period 2005-12-31
MICHELEX CORP
filed 2006-11-02
CIK 1084263

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2005

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
Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended December 31, 2005 were $5,518,025.

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

Employees.

As of December 31, 2005 Michelex Division had a total of 15 employees; of this amount, 15 were employed full-time.

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

Employees.

As of December 31, 2005 Michele Audio had a total of 14 employees; of this amount, 13 were employed full-time.

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

Employees.

In December 2005 prior to re-acquisition by the Purchaser, Hindsight had a total of two (2) employees; both were employed full-time.

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

The high and low bid prices for the Company’s common stock for the past three (3) years are as follows:

	Bid
Quarter ending	High	Low
January 2, 2003, through March 31, 2003	$0.03	$0.01

April 1, 2003, through June 30, 2003	$0.01	$0.01

July 1, 2003, through September 30, 2003	$1.01	$0.01

October 1, 2003 through December 31, 2003	$0.25	$0.15

January 1, 2004 through March 31, 2004	$1.9	$0.25

April 1, 2004 through June 30, 2004	$1.45	$0.25

July 1, 2004 through September 30, 2004	$0.65	$0.08

October 1, 2004 through December 31, 2004	$1.58	$0.2

January 2, 2005, through March 31, 2005	$0.02	$0.04

April 1, 2005, through June 30, 2005	$0.04	$0.013

July 1, 2005, through September 30, 2005	$0.015	$0.007

October 1, 2005 through December 31, 2005	$0.007	$0.008

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
for the Period Ended December 31, 2005

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
Michelex Corporation

We have audited the accompanying consolidated balance sheet of Michelex Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michelex Corporation and subsidiaries as of December 31, 2005 and the results of their consolidated operations and cash flows for the years ended December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Seligson & Giannattasio, LLP
White Plains, New York
October 17, 2006

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
Current assets:
Cash	$16,217
Accounts receivable, net of allowance for doubtful accounts of $300,215	650,471
Accounts receivable - related party	14,582
Inventory, net	726,724
Restricted cash	20,598
Prepaid expenses and income taxes	301,245

Total current assets	1,729,837
Fixed assets - net of accumulated depreciation and amortization of $19,799,098	5,380,114

Other assets:
Land and building held for investment	119,500
Loans receivable - related party	215,245

Other assets	83,707

Total assets	$7,528,403

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2005

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Note payable to bank	$153,709
Current portion of long-term debt	1,666,310
Current portion of capital leases	89,176

Convertible debentures, net of discount of $44,003	1,258,246
Accounts payable	2,646,359
Accrued expenses	1,009,544
Payroll taxes payable	236,031

Total current liabilities	7,059,375
Other liabilities:
Long-term debt less current maturities	4,058,125
Note payable - officers	123,395
Capital leases less current maturities	145,314

Total liabilities	11,386,209
Commitments and contingencies
Shareholders' deficit
Common stock - no par value stock, 1,000,000,000 shares authorized, 70,447,309 shares issued and outstanding	70,447
Additional paid-in-capital	2,316,953
Retained deficit	(6,245,206)
Total shareholders' deficit	(3,857,806)
Total liabilities and shareholders' deficit	$7,528,403

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net sales - unrelated parties	$5,506,048	$14,815,294
Net sales - related parties	11,977	69,204
Net sales	5,518,025	14,884,498
Cost of goods sold	4,367,543	10,331,594
Gross profit	1,150,482	4,552,904
Operating expenses:
Selling and shipping	420,818	579,613
General and administrative	2,850,352	5,756,461
Depreciation	859,326	1,180,737
Total operating expenses	4,130,496	7,516,811
Loss before other income (expense) and income taxes	(2,980,014)	(2,963,907)
Other income (expense):
Other income	(551,734)	155,808
Interest expense, net	(910,637)	(1,278,957)
(Loss) gain on sale of assets	358,172	(24,039)
Net income from rental properties	181,054	3,243
Other income (expenses)	(923,145)	(1,143,945)
Loss before income taxes	(3,903,159)	(4,107,852)
Income tax (benefit)	(925)	623,534
Net loss from continuing operations	(3,902,234)	(4,731,386)
Net loss from discontinued operations, net of tax of $0 and $0	(125,070)	(213,612)
Gain on sale of discontinued operations	122,070	-
Net loss	$(3,905,234)	$(4,944,998)

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Year Ended December 31,	Year Ended December 31,
Weighted shares outstanding:
Primary and diluted	68,830,391	46,971,687
Loss per share primary and diluted
Loss per share from continuing operations	$(.06)	$(.10)
Loss per share from discontinued operations	-	(.01)
Net loss per share	$(.06)	$(.11)

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

Year Ended December 31, 2004 and December 31, 2005

	Common stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2003	12,990,000	$12,990	$4,850	$2,605,026	$2, 622,866
Correction of shares issued in acquisition	(51,960)	(52)	52	—	—
Shares issued for legal services	1,462,308	1,462	312,765	—	314,227
Conversion of convertible debenture	1,600,000	1,600	298,400	—	300,000
Beneficial conversion feature of convertible debentures	—	—	420,981	—	420,981
Exercise of options	866,666	867	216,653	—	217,520
Shares issued for financial consulting services	400,000	400	99,600	—	100,000
Sale of securities	500,000	500	159,500	—	160,000
Shares held in escrow for financial consulting services	1,267,924	1,268	(1,268)	—	—
Effect of 3 for 1 stock split	38,069,876	38,070	(38,070)	—	—
Issuance of shares in acquisition of Hindsight Records, Inc.	100,000	100	2,900	—	3,000
Net loss	—	—	—	(4,944,998)	(4,944,998)
Balance - December 31, 2004	57,204,814	$57,205	$1,476,363	$(2,339,972)	$(806,404)
Conversion of convertible debenture	2,400,000	2,400	147,600	—	150,000
Beneficial conversion feature of convertible debentures	—	—	145,832	—	145,832
Shares issued for financial consulting services	1,950,000	1,950	205,050	—	207,000
Shares issued for Hindsight Acquisition	8,892,495	8,892	342,108	—	351,000
Net loss	—	—	—	(3,905,234)	(3,905,234)
Balance - December 31, 2004	70,447,309	$70,447	$2,316,953	$(6,245,206)	$(3,857,806)

See notes to consolidated financial statements.

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2005	Year ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,905,234)	$(4,944,998)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	859,326	1,180,737
Loss on sale of assets	54,443	24,039
Impairment of goodwill	-	213,612
Deferred taxes	-	622,509
Net assets held for sale	(142,093)
Beneficial Conversion Feature	195,661
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	1,838,545	1,139,640
Note Receivable	71,418
Inventory	923,522	796,387
Restricted Cash	(70,989)
Prepaid expenses and taxes	577,713	(225,909)
Other assets	58,784	106,953

Accounts payable	(100,252)	(759,074)
Accrued expenses and taxes	(55,059)	306,879
NET CASH FLOWS FROM OPERATING ACTIVITIES	305,785	(1,539,225)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	1,677,101	315,000
Acquisition of fixed assets	(128,178)	(265,650)
NET CASH FLOWS FROM INVESTING ACTIVITIES	1,548,923	49,350

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year ended December 31, 2005	Year ended December 31, 2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	$(1,841,247)	$(445,045)
Proceeds from long-term debt	1,000,000	1,593,250
Proceeds from the exercise of options		217,520
Proceeds from the issuance of common stock		160,000
Net borrowings from loan payable	(1,537,610)	(282,972)
Net borrowings from loans to related parties	519,390	47,324
NET CASH FLOWS BY FINANCING ACTIVITIES	(1,859,467)	1,290,077
NET CHANGE IN CASH	(4,759)	(199,798)
CASH AT BEGINNING OF YEAR	20,976	225,825
CASH AT END OF YEAR	$16,217	$26,027
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,025	$1,025
Interest paid	$647,551	$791,566

See notes to consolidated financial statements.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Principles of Consolidation

The consolidated financial statements include the accounts of Michelex Corporation and Michele Audio Corporation of America and Hindsight Records, Inc. prior to sale (see note 5), its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

DECEMBER 31, 2005

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is valued at the lower of cost (first-in first-out method) or market. Merchandise shipped from overseas is inventoried, and the corresponding liability recorded, upon the Company’s taking title to the inventory. Components of inventories at December 31, 2005 are as follows:

Raw materials	$317,150
Work in process	6,900
Finished goods	402,674
$726,724

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

The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005, the Company had no uninsured cash. The Company may exceed the insurance limits at times during the year.

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

DECEMBER 31, 2005

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

Earnings (Loss) Per Share:

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and is adjusted for the dilutive effect of shares issuable upon the exercise of options and warrants. The Company had a net loss for the years ended December 31, 2004 and December 31, 2005, and accordingly, potential common share equivalents are excluded from this computation, as the effect would be anti-dilutive.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2005:

Land	$668,003
Building	4,902,346
Equipment	18,371,223
Vehicles	358,129
Masters	879,511
25,179,212
Less: accumulated depreciation	19,799,098
$5,380,114

Included in fixed assets is $250,000 in cost of equipment under capital lease.

NOTE 3 - RELATED PARTIES

Note Payable - Officers

Officers of the Company have made interest free advances totaling $123,395 at December 31, 2005.

Loans Receivable- Media Books LLC, Michelex Plastics Corp. and Michelex Trimark

The Company has made interest free advances to these companies, which are owned principally by certain shareholders of the Company.

In addition, there have been sales to related parties during the last several years, primarily to Media Books LLC, which have resulted in accounts receivable. The Accounts Receivable balance as of December 31, 2005 related to these transactions is $14,482.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 3 - RELATED PARTIES (continued)

Mortgage-Related Party

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

In June 2006, the note and accrued interest was converted into 8,100,000 shares of the Company’s common stock. At that time, the remaining beneficial conversion feature will be expensed.

NOTE 4 - CREDIT LINES

Wells Fargo Business Credit, Inc.

In March 2002, the Company entered into a $7,000,000 revolving note agreement with Wells Fargo Business Credit, Inc. for working capital and issuance of letters of credit. Interest is payable monthly at the Bank’s base rate plus 3%. The note is payable on demand. Borrowings under the credit facility at December 31, 2005 totaled $103,709. The Company was in default of the credit facility. In April 2004, the agreement was amended. The amendment changed certain of the provisions of the agreement including the formula used to calculate the funds available to be borrowed. In addition, certain default charges were settled. In April 2005, the Company and Wells Fargo entered into a letter agreement whereby the balances due under the line of credit agreement were accelerated and the Company was required to seek alternative financing to repay the borrowings. In 2006, The Company and Wells Fargo entered into an agreement to settle the debt owed to Wells Fargo including amounts owed under the term loan. Pursuant to the agreement, the Company was to make payments of $1,025,000 in June 2006, $1,150,000 in August 2006 and $250,000 in December 2006 and interest only payments at the prime rate on the remaining unpaid balance until the final payment is made in December 2006.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 4 - CREDIT LINES (continued)

Pittsford Capital Mortgage Partners

In September 2003, the Company entered into a short-term note agreement with Pittsford Capital Mortgage Partners, LLC (“Pittsford”) for $775,000. The note, which was due September 17, 2004, unless repaid sooner, bears interest at the rate of sixteen percent (16%) per annum. Interest only payments are due monthly.

In June 2005, the Company entered into an agreement with Pittsford to amend its existing promissory notes and convert the loan into a term loan. The amended note will incur interest at the rate of ten percent (10%) per annum and is payable in monthly installments including interest of $7,720 through July 1, 2008. The note may be prepaid at any time and if prepaid prior to July 1, 2006, Pittsford agrees to forgive $25,000 of the principle amount outstanding. The loan is secured by certain of the Company’s properties as well as certain of the properties of MPG Development LLC (“MPG”) located in Massena, New York. The note is guaranteed by MPG in addition to certain officers of the Company. As of December 31, 2005, the Company owes $794,644 to Pittsford.

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

Accounts Receivable Purchase Agreement

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

DECEMBER 31, 2005

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

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 6 - LONG-TERM DEBT

Long-term debts consists of the following:

	Interest Rate	Due Date	December 31, 2005
Secured note payable to Pittsford payable in monthly installments of $7,720 including interest, secured by certain property	10.47%	2025	$794,644

Secured mortgage payable in monthly installments of $16,800 including interest, secured by certain Utah facilities	8.75%	2018	1,521,458

Secured mortgage payable in monthly installments of interest only, secured by certain Utah facilities	9%	2006	750,000

Secured note payable to bank in monthly installments of $45,833 plus interest, secured by certain property	Prime + 3%	2010	2,658,333

			5,724,435
Less current maturities			1,666,310
			$4,058,125

Long-term debt matures as follows:

Fiscal year ending December 31,
2006	$1,666,310
2007	643,592
2008	682,325
2009	661,875
2010	305,653
After	1,764,680
Total	$5,724,435

In late 2005, the Company received notification of default from both the first and second mortgage holder for the Company’s premises in Utah. In December 2005, the Company made payments aggregating $132,875 for amounts due on the mortgages, thereby withdrawing their notices of default. In 2006, the property was sold and both mortgages were repaid. Also in 2006, certain property and equipment were sold and payments totaling $2,175,000 were made toward the term loan with Wells Fargo.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 7 - CAPITAL LEASE OBLIGATIONS

Franklin Funding, Inc.

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

St. Lawrence County Industrial Development Agency.

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

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Buyout of capital leases

In July 2005, the Company entered into an agreement with the St. Lawrence County Industrial Development Agency (“St. Lawrence IDA”) whereby the Company relinquished its use of one of the properties located in the Massena industrial park. The Company leased this property under an operating lease. Although the Company was not notified it was in default at the time the agreement, the Company was late in the payment of several of the monthly lease payments. Pursuant to this agreement, in exchange for allowing the Company to terminate its obligations under the operating lease for the above property, the St. Lawrence IDA issued credits to the Company in satisfaction of capital leases for two other properties also located in the Massena Industrial Park. The remaining principle balances at December 31, 2004 due on these capital leases totaled approximately $150,000. The total amount of the credits has been reflected as a lease buyout and included as a component of other income.

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

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 7 - CAPITAL LEASE OBLIGATIONS (continued)

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

Future minimum lease payments are as follows:

Year Ended December 31,
2006	$93,060
2007	93,060
2008	85,305
2009	-
2010	-
After	-
271,425
Less interest portion	36,935
Present value of net minimum lease payments	234,490
Less current portion	89,176

$145,314

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 8 - CONVERTIBLE DEBENTURES

5% Convertible Debentures

During the quarter ended September 30, 2004 and through October 1, 2004, the Company issued $503,250 of 5% Convertible Debentures ("5% Debentures"). The 5% Debentures require the Company to issue non-restricted shares of the Company's common stock within 41 days of funding at a conversion price of $.17 per share. In the event non-restricted shares of the Company's common stock is not issued within the 41 days, then each debenture holder is entitled to 3 shares of restricted stock for each share of non-restricted shares required under the conversion provisions of the debenture. Additionally, if the Company fails to deliver non-restricted shares of the Company's common stock to the debenture holders within one (1) year after the first closing date, the Company shall be required to deliver additional shares of restricted stock in sufficient quantities to guarantee the holders a 45% return on their investment. The Private Placement Memorandum further grants the Placement Agent the right of first refusal on all subsequent offerings by the Company for a period of 2 years. The Company aggregated net proceeds of $408,865 from the offering. The Company has recorded a beneficial conversion feature totaling $270,981, which was recorded as a discount on the debenture and had been amortized over the term of the debenture. At December 31, 2004, the entire beneficial conversion feature had been amortized to interest expense.

12% Convertible Debentures

The Company issued 12% Secured Convertible Debentures (“Convertible Debentures”) totaling $300,000 and $150,000 respectively. The Convertible Debentures will be due in September 2005 and may be prepaid in whole at any time after giving 20 days advance notice. The holders of the Convertible Debentures may elect at any time to convert the principle balance due into shares of the Company’s common stock at the lesser of $.1875 per share or 75% of the current market price at conversion. The Convertible Debentures are secured by a second security interest in all the Company’s assets. In November 2004, $300,000 of the Convertible Debentures were converted into 1,600,000 shares of the Company’s common stock (4,800,000 shares after the 3 for 1 stock split). In January 2005, the remaining $150,000 in Convertible Debentures were converted into 2,400,000 shares of the Company’s common stock (after giving effect to the 3 for 1 stock split). The Company recorded a beneficial conversion feature totaling $100,000 and $50,000, respectively, which were recorded as a discount on the debentures and amortized over the term of the related debenture. In November 2004, as a result of the conversion of one of the debentures, the balance of the beneficial conversion feature was expensed to interest expense. In January 2005, the remaining debentures were converted into common stock and the remaining beneficial conversion feature was expensed to interest expense.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

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

NOTE 9 - RETIREMENT PLAN

Effective March 1, 1993, the Company established a Deferred Savings and Profit Sharing Plan that covers substantially all employees. The plan expense was $5,035 and $9,868 for fiscal periods ended December 31, 2005 and 2004. The pension plan contributions were in accordance with requirements of the pension plan trustee. The net assets of the plan as of December 31, 2005 were $441,137.

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

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 11 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:

December 31, 2005
Deferred tax assets:
Net operating loss	$2,644,422
Other	0

2,644,422
Less: valuation allowance	2,644,422
$—

The Company believes it is not more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, a full valuation allowance has been recorded. The Company's income tax expense before extraordinary items consists of the following:

	December 31, 2005	December 31, 2004
Current:
Federal	$—	$—
State	(925)	1,025

	(925)	1,025
Deferred:
Federal	0	578,933
State	0	43,576

	0	622,509

Income taxes (benefit)	$(925)	$623,534

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 11 - INCOME TAXES (continued)

A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate is as follows:

	December 31, 2005	December 31, 2004
U.S. Federal income tax statutory rate	(34)%	(34)%
State income tax, net of Federal income tax benefit	(7)	(7)
Other - primarily net operating losses and recording of valuation allowance	41	56
Effective tax rate	-	15%

The Company has available approximately $10,244,422 of net operating loss carryforwards available to reduce future taxable income expiring through 2026.

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

DECEMBER 31, 2005

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

In March of 2004 Mr. Arnold and Investor Relations Services filed for arbitration, as called for in the agreements, against Michelex Corporation claiming they have not been compensated as called for in the agreements. In November 2005, the Company received notice of the settlement of the arbitration. Pursuant to the settlement, the Company is required to pay an aggregate of approximately $290,000 for damages, interest, legal and administrative fees. At December 31, 2005, there is an accrued expense for this settlement payment.

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

DECEMBER 31, 2005

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

MICHELEX CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Sale-Leaseback Equipment

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

DECEMBER 31, 2005

NOTE 14 - SUBSEQUENT EVENTS (continued)

Subsequent Financing

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

MICHELEX CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 14 - SUBSEQUENT EVENTS (continued)

Issuance of shares to vendors

In August 2006, the Company issued 2,500,000 shares to one of its vendors in partial payment for the balance due to the vendor for materials.

Warrants issued for Consulting Services

In April 2006, the Company entered into a one year agreement for financial consulting services in exchange for the granting of warrants to purchase 25,000,000 shares of the Company’s common stock. The warrants vest based upon a set schedule over a one-year period and are exercisable at $.02 per share for a period of five years.

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

Item 10. Executive Compensation.

Cash Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

	Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year or Period Ended	Salary ($)	Bonus ($)	Other Annual Compen-	Restricted Stock	Securities Underlying Options	LTIP Payouts	All Other Compensat’n

Thomas	12/31/03	$82,915	0	0	0	0	0	$2,188
Gramuglia,	12/31/04	$63,218.94		0	0	0	0	$0
President,
Director,	12/31/05	$0	0	0	0	0	0	$0

Sharon
Bishop,	12/31/03	$90,009	0	0	0	0	0	$2,684
Director,	12/31/04	$103,083.21		0	0	0	0	0
Secretary	12/31/05	$58,583.34		0	0	0	0

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the years ended December 31, 2005 or 2004. None of our officers or directors have been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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
8-K Current Report dated May 4, 2005, filed May 4, 2005

Exhibits*

Where Incorporated in this Report

Registration Statement on Form 10-SB, filed July 13, 1999**	Part I

Registration Statement on Form 10-SB-A1, filed September 10, 1999**	Part I

Registration Statement on Form 10-SB-A2, filed October 18, 1999**	Part I

Annual Report on Form 10KSB for the year ended December 31, 1999**	Part I

Annual Report on Form 10KSB for the year ended December 31, 2000**	Part I

Annual Report on Form 10KSB for the year ended December 31, 2001**	Part I

Annual Report on Form 10KSB for the year ended December 31, 2002**	Part I

Annual Report on Form 10KSB for the year ended December 31, 2003**	Part I

Exhibit 10.1 8% Convertible Debenture Agreement with Vincent Gramuglia (to be filed by amendment)	Part II

Exhibit 10.3 Amended and Restated Promissory Note with Pittsford Capital Mortgage Partners, LLC	Part II

Exhibit 10.4 Revolving Line of Credit Agreement with Ringsport Ltd.	Part II

Exhibit 10.5 Accounts Receivable Purchase Agreement with Commercial Capital	Part II

Exhibit 10.6 Agreement of Sale of Hindsight Records	Part II

Exhibit 10.7 Assumption Agreement with Franklin Funding Inc. (to be filed by amendment)	Part II

Exhibit 10.8 St. Lawrence County Industrial Development Agency	Part II

Exhibit 10.9 Equipment Lease with NTB Logistics	Part II

Exhibit 10.10 Convertible Debenture Purchase Agreement with Highgate	Part II

Exhibit 10.11 Sale of Property to MPG Development LLC	Part II

Exhibit 10.12 Sale of Property to 3553 Main LLC (to be filed by amendment)	Part II

Exhibit 10.13 Office/Warehouse Lease with Local Pages	Part II

Exhibit 10.14 Asset Purchase Agreement with Utica Leaseco LLC	Part II

Exhibit 10.15 Investor Relations Agreement with Carmac Associates, Inc. (to be filed by amendment)	Part II

Exhibit 10.16 Secured Convertible Promissory Note with Ayuda Funding Corp. (to be filed by amendment)	Part II

Exhibit 10.17 Securities Purchase Agreement with NIR, dated July 28, 2006	Part II

Exhibit 10.18 Consulting Agreement (to be filed by amendment)	Part II

Exhibit 10.19 Balloon Deed of Trust Note with Level One Capital Partners (to be filed by amendment)	Part II

Exhibit 10.20 Mortgage Note with Madison Realty Capital, LP (to be filed by amendment)	Part II

Exhibit Number	Description
14	Code of Ethics
31.1	302 Certification of Thomas Gramuglia
31.2	302 Certification of Thomas Gramuglia
32	906 Certification

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

Item 15. Principal Accountant Fees and Services.

The following is a summary of the fees billed to Michelex by its principal accountants during the calendar years ended December 31, 2005, and December 31, 2004:

Fee category	2005	2004

Audit fees	$60,532	$59,106
Audit-related fees	$-0-	$-0-
Tax fees	$-0-	$-0-
All other fees	$-0-	$-0-
Total fees	$60,532	$59,106

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

MICHELEX CORPORATION

Date: November 1, 2006	By:	/s/ Tom Gramuglia
Name: Tom Gramuglia
Title: President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 1, 2006	By:	/s/ Tom Gramuglia
Name: Tom Gramuglia
Title: President and Director

Date: November 1, 2006	By:	/s/ Sharon Bishop
Name: Sharon Bishop
Title: Secretary and Director