Form 10QSB
period 2006-03-31
MICHELEX CORP
filed 2006-11-24
CIK 1084263

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File No. 000-26695

MICHELEX CORPORATION
(Name of Small Business Issuer in its Charter)

UTAH	87-0636107
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

Outer Willow Street
Massena, New York 13662
(Address of Principal Executive offices)

Issuer's Telephone Number: (315) 769-6616

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 13, 2006

105,871,037

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant for the periods then ended.

MICHELEX CORPORATION
Index to Financial Statements

Consolidated Balance Sheets	F-2 - F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-12

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and disclosures required by U.S. Generally Accepted Accounting Principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Form 10-KSB for the year ended December 31, 2005. These financial statements reflect all adjustments that are, in opinion of management, necessary to fairly state the results for the interim periods reported. Certain amounts from the prior period have been reclassified to be consistent with the current period presentation.

NONE REVIEW BY AUDITORS

Seligson & Giannattasio, LLP auditor for the Company, (the “Auditor”) did not review the 10Q for the Quarter ended March 31, 2006

The audit report of Seligson & Giannattasio, LLP for the years ended December 31, 2004 and December 31, 2005 contained a modification expressing substantial doubt about Michelex, Corp’s ability to continue as a going concern.

The board of directors or an audit or similar committee of the board of directors acknowledged the inability as a matter of time for the auditors to review the financial statements.

During the fiscal years ended Dec 31, 2004 and Dec 31, 2005 and the subsequent period from March 31, 2006, June 30, 2006 nor September 30, 2006 there were no disagreements with the accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection the periods 2004 and 2005 and any subsequent period preceding.

The Company did not consult with Seligson & Giannattasio, LLP during its fiscal years ending Dec 31, 2004 and Dec 31, 2005 on the application of accounting principles to as specified transaction, the type of opinion that may be rendered on the Company's financial statements, any accounting, auditing or financial reporting issue, or any item that was either the subject of a disagreement or a reportable event as defined in item 304 of Regulation S- K.

The Company has provided Seligson & Giannattasio, LLP with a copy of the disclosures contained in this filing. The 10-QSB filing will be restated once the auditors review it if they determine it to be necessary.

The Company has retained Seligson & Giannattasio, LLP to perform our 2006 audit and statements and to review the quarterly filings.

The Company is responsible for the adequacy and accuracy of disclosure in this filing, and SEC staff comments or changes to disclosure in response to staff comments do not foreclose the Commission from taking any action with respect to the filing and Michelex may not assert staff comments as a defense in any proceeding initiated by the Commission or any person under the federal securities laws of the United States.

MICHELEX CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash	$10,413	$16,217
Accounts receivable, net	783,461	650,471
Accounts receivable related party	14,482	14,582
Inventory, net	645,460	726,724
Restricted cash	7,458	20,598
Prepaid expenses and income taxes	164,847	301,245
Total current assets	1,626,121	1,729,837

Fixed assets net of accumulated depreciation
and amortization of $19,877,552 and
$19,799,098, respectively	5,216,268	5,380,114

Other assets:
Land and building held for investment	119,500	119,500
Loans receivable related party	265,245	215,245
Other assets	92,876	83,707
Total assets	$7,320,010	$7,528,403

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Note payable to bank	$145,607	$153,709
Current portion of long-term debt	1,868,736	1,666,310
Current portion of capital leases	106,402	89,176
Convertible debenture	1,179,566	1,258,246
Accounts payable	2,625,000	2,646,359
Accrued expenses	1,199,527	1,009,544
Payroll taxes payable	217,475	236,031
Total current liabilities	7,342,313	7,059,375

Other liabilities:
Long-term debt less current maturities	3,852,376	4,058,125
Note payable officers	420,526	123,395
Capital leases less current maturities	128,088	145,314
Note payable related parties	7,119
Total liabilities	11,750,422	11,386,209
Commitments and contingencies

Shareholders' equity
Common stock - no par value,
1,000,000,000 shares authorized,
67,121,037 and 70,447,309 shares
issued and outstanding, respectively	67,121	70,447
Additional paid-in-capital	2,320,280	2,316,953
Retained earnings	(6,817,813)	(6,245,206)
Total shareholders' equity	(4,430,412)	(3,857,806)
Total liabilities and shareholders' equity	$7,320,010	$7,528,403

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended

	March 31,	March 31,
	2006	2005
	(unaudited)	(unaudited)
Net sales-unrelated
parties	424,961	2,414,916
Net sales-related parties	2,175	15,969
Net sales	427,136	2,430,885
Cost of goods sold	241,315	1,823,521
Gross profit	185,821	607,364
Operating expenses:
Selling and shipping	26,329	53,127
General and administrative	387,364	1,265,596
Depreciation	163,847	256,789

Total operating expenses	577,540	1,575,512
(Loss) income before other
income (expense) and income
taxes	(391,719)	(968,148)

Other income (expense):
Other income	4,171	11,188
Interest expense	(239,423)	(365,066)
Net income from rental
properties	54,363	(273)
Other income (expenses)	(180,889)	(354,151)
Loss before income taxes	(572,608)	(1,322,299)
Income tax (benefit)	--	100

Net loss before
discontinued operations	(572,608)	(1,322,399)
Net loss from
discontinued operations	--	(104,522)

Net (loss) income	(572,608)	(1,426,921)
Weighted shares outstanding:
Basic	67,800,585	63,887,608
Diluted	67,800,585	63,887,608

Basic and diluted (loss) per share:
Loss per share $ (.01) $(.02)

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(572,608)	$(1,318,815)

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	163,846	263,643
Shares issued for services	8,503	--
Beneficial Conversion Feature	(78,680)	--
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(132,990)	162,194
Note Receivable	(50,001)	--
Inventory	81,264	82,657
Restricted Cash	(13,141)	--
Prepaid expenses and taxes	135,719	183,321
Other assets	(9,168)	(421)
Accounts payable	(21,360)	365,249
Accrued expenses and taxes	189,983	(148,324)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(298,633)	(410,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	--	(10,479)
Proceeds from sale of equipment	--	--
NET CASH FLOWS FROM INVESTING ACTIVITIES	--	(10,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(11,423)	(213,968)
Net borrowings from demand notes payable	--	1,000,000
Proceeds from long-term debt	--	(352,339)
Borrowings from related parties	304,251	10,770
Proceeds from issuance of common stock	--	--
NET CASH FLOWS BY FINANCING ACTIVITIES	292,828	444,463
NET DECREASE IN CASH	(5,805)	23,488

CASH AT BEGINNING OF PERIOD	16,217	26,027
CASH AT END OF PERIOD	$10,412	$49,515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$--	$380
Interest paid	$52,036	$223,844

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Compensation Expense through issuance
of common stock	$448	$--

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 1 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Michelex Corporation ("Michelex") contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2006 and December 31, 2005, the results of operations and cash flows for the periods ended March 31, 2006 and 2005.

The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Except as stated below, the accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Issuance of Shares to Employees

In March 2006, the Company issued 477,500 shares of common stock to employees.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 3 - ACCOUNT RECEIVABLE PURCHASE AGREEMENT

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

NOTE 4 - SALE-LEASEBACK OF EQUIPMENT RELATED PARTY

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

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE 5 - MORTGAGE - RELATED PARTY

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

NOTE 6 - CAPITAL LEASE ON EQUIPMENT

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

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

NOTE 6 - CAPITAL LEASE ON EQUIPMENT (continued)

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

NOTE 7 - CONVERTIBLE DEBENTURES

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

March 31, 2006

NOTE 7-CONVERTIBLE DEBENTURES (continued)

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

NOTE 8 - SALE OF ASSETS

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

NOTE 9 - MANAGEMENT’S PLAN OF OPERATION AND GOING CONCERN MATTERS

The Company has reported losses from operations for the last two years. In addition, the Company has a working capital deficiency, a deficiency in stockholders’ equity and has been notified by its lender that it is in default of its credit facility. The Company has also not paid many of its other obligations in a timely manner.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 10 - SUBSEQUENT EVENTS

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

Issuance of Shares for Legal Services

In July 2006, the Company agreed to issue 250,000 shares of the Company’s common stock to its attorneys for legal services. On the date of issuance, the Company will reflect as expenses for legal fees, approximately $5,000 (the market value of the shares on the date of the issuance).

Also in July 2006, the Company agreed to issue 1,000,000 restricted shares of the Company’s common stock to another attorney in connection with services provided in the Arbitration with Mr. Arnold and Investor Relations Services. On the date of issuance, the Company will reflect as expenses for legal fees, approximately $20,000 (the market value of the shares on the date of the issuance.

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

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 10 - SUBSEQUENT EVENTS (continued)

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

Letter of Intent

In November, 2006, the Company entered into a letter of intent to acquire Ag Pro, Ltd. Ag Pro Ltd. Operates a press process soy oilseed crushing plant and a physical method vegetable oil refinery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

MICHELEX DIVISION

Michelex Division imports, manufactures and sells plastic injection molded media packaging products. Our products also consist of paper, vinyl, tyvek and board mailer-based media packaging for use with CD and DVD media. This is the larger of our two (2) divisions in terms of revenues, personnel, and infrastructure. For the 12 months ended December 31, 2004 this division accounted for approximately 70% of total company sales. For the 12 months ended December 31, 2005 this division accounted for approximately 85% of total company sales. Revenues for this division in the first quarter of 2006 accounted for 50% of total sales.

MICHELE AUDIO.

Michele Audio involved primarily in the duplication and packaging of music and spoken word communication products. For the 12 months ended December 31, 2004 this division accounted for approximately 30% of total company sales. For the 12 months ended December 31, 2005 this division accounted for approximately 15% of total company sales. Revenues for the division in the first quarter of 2006 accounted for 50% of total sales.

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

Competition .

Two (2) of our competitors in the plastics and packaging industry went out of out of business. We believe that this will give us an opportunity to regain the market share that was lost in 2005 and 2006.

Significant Income or Loss .

In 2005, there was no significant income or loss arising from our continuing operations. In 2006, we incurred charges related to options offered in exchange for outstanding loans due. These are one time charges that will be incurred in 2006.

Issuance of Unregistered Stock

In July 2006, the Company agreed to issue 250,000 shares of the Company’s common stock to its attorneys for legal services. On the date of issuance, the Company will reflect as expenses for legal fees, approximately $5,000 (the market value of the shares on the date of the issuance).

Also in July 2006, the Company agreed to issue 1,000,000 shares of the Company’s common stock to another attorney in connection with services provided in the Arbitration with Mr. Arnold and Investor Relations Services. On the date of issuance, the Company will reflect as expenses for legal fees, approximately $20,000 (the market value of the shares on the date of the issuance.

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

In March 2006, the Company issued 477,500 shares of common stock to employees.

Forward-Looking Information.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2006, the President and the Treasurer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

Based on their evaluation as of March 31, 2006, the President and the Treasurer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(a) Exhibits.
31.1 - 302 Certification Thomas Gramuglia.

31.2 - 302 Certification Sharon Bishop.

32 - 906 Certification.

(b) Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHELEX, INC.

Date: 11/14/06	/s/ Thomas Gramuglia
Thomas Gramuglia
President and Director

Date: 11/14/06	/s/ Sharon Bishop
Sharon Bishop
Secretary and Director