Form 10QSB
period 2006-06-30
MICHELEX CORP
filed 2006-11-24
CIK 1084263

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File No. 000-26695

MICHELEX CORPORATION
(Name of Small Business Issuer in its Charter)

UTAH	87-0636107
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

MICHELEX CORPORATION

Index to Financial Statements

Consolidated Balance Sheets	F-2 - F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-15

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2005. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. Certain amounts from the prior period have been reclassified to be consistent with the current period presentation.

NONE REVIEW BY AUDITORS

Seligson & Giannattasio, LLP auditor for the Company, (the “Auditor”) did not review the 10Q for the Quarter ended June 30, 2006

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

MICHELEX CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash	$354,278	$16,217
Accounts receivable, net	597,465	650,471
Accounts receivable related party	14,482	14,582
Inventory, net	570,889	726,724
Restricted cash	5,840	20,598
Prepaid expenses and income taxes	418,503	301,245
Total current assets	1,961,457	1,729,837
Fixed assets net of accumulated depreciation and amortization of $19,588,322 and $19,799,098, respectively	2,735,494	5,380,114
Other assets:
Land and building held for investment	119,500	119,500
Loans receivable related party	264,950	215,245
Other assets	72,044	83,707
Total assets	$5,153,445	$7,528,403

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable to bank	$145,607	$153,709
Current portion of long-term debt	1,177,738	1,666,310
Current portion of capital leases	106,402	89,176
Convertible debenture	1,098,018	1,258,246
Accounts payable	2,083,325	2,646,359
Accrued expenses	1,195,242	1,009,544
Payroll taxes payable	172,414	236,031
Total current liabilities	5,978,746	7,059,375
Other liabilities:
Long-term debt less current maturities	2,450,630	4,058,125
Note payable officers	1,176,456	123,395
Capital leases less current maturities	232,520	145,314
Total liabilities	9,838,352	11,386,206
Commitments and contingencies
Shareholders' equity
Common stock - no par value, 1,000,000,000 shares authorized, 82,421,037 and 70,447,309 shares issued and outstanding, respectively	82,421	70,447
Additional paid-in-capital	3,315,159	2,316,953
Retained earnings	(8,082,487)	(6,245,206)
Total shareholders' equity	(4,684,907)	(3,857,806)
Total liabilities and shareholders' equity	$5,153,445	$7,528,403

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended and Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales-unrelated
parties	187,641	1,845,007	612,603	4,259,923
Net sales-related parties	36,398	17,814	38,573	33,783
Net sales	224,039	1,862,821	651,176	4,293,706
Cost of goods sold	(12,659)	1,471,224	228,656	3,294,745
Gross profit	236,698	391,597	422,520	998,961
Operating expenses:
Selling and shipping	24,093	153,492	50,422	206,619
General and administrative	1,093,362	584,168	1,480,726	1,849,764
Depreciation	151,416	216,168	315,263	472,957
Total operating expenses	1,268,871	953,828	1,846,411	2,529,340
(Loss) income before other income (expense) and income taxes	(1,032,173)	(562,231)	(1,423,891)	(1,530,379)
Other income (expense):
Other income	5,387	(175,831)	9,557	(164,643)
Interest expense	(217,791)	(106,741)	(457,214)	(471,807)
Net income from rental
properties	13,653	(52,462)	68,015	(52,462)
Loss on sale of Assets	(33,748)	(49,201)	(33,748)	(49,474)
Other income (expenses)	(232,499)	(384,235)	(413,390)	(738,386)
Loss before income taxes	(1,264,672)	(946,466)	(1,837,281)	(2,268,765)
Income tax (benefit)	—	—	—	100
Net loss before discontinued operations	(1,264,672)	(946,466)	(1,837,281)	(2,268,865)
Net loss from discontinued operations	—	(78,549)	—	(183,071)
Net (loss) income	(1,264,672)	(1,025,015)	(1,837,281)	(2,451,936)
Weighted shares outstanding:
Basic	70,127,630	70,447,309	68,970,536	66,389,994
Diluted	70,127,630	70,447,309	68,970,536	66,389,994

Basic and diluted (loss) per share:
Loss per share $ (.02)$(.02)$(.03)$(.04)

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,837,281)	$(2,451,936)
Adjustments to reconcile net income (loss)to net cash provided by operating activities:
Depreciation and amortization	315,263	492,489
Stock issued for services rendered	144,000	—
Gain (Loss( on sale of assets	33,748	49,474
Warrants issued for services	494,119	—
Beneficial Conversion Feature	(10,228)	126,937
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	53,006	1,972,606
Notes Receivable	(49,706)	54,022
Inventory	155,836	528,398
Restricted Cash	(14,758)
Prepaid expenses and taxes	80,556	376,779
Other assets	11,663	67,236
Accounts payable	(563,034)	(339,033)
Accrued expenses and taxes	185,698	(172,866)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(1,001,118)	704,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(120,000)	(274,371)
Proceeds from sale of equipment	2,405,853	636,208
NET CASH FLOWS FROM INVESTING ACTIVITIES	2,285,853	361,837
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3,311,633)	(588,448)
Net borrowings from demand notes payable	(8,102)	(1,369,189)
Proceeds from issuance of convertible debentures		1,000,000
Proceeds from long-term debt	1,320,000	234,490
Borrowings from related parties	1,053,061	(247,007)
NET CASH FLOWS BY FINANCING ACTIVITIES	(946,674)	(970,154)
NET INCREASE IN CASH	338,061	95,789
CASH AT BEGINNING OF PERIOD	16,217	26,027
CASH AT END OF PERIOD	$354,278	121,816
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$—	$—
Interest paid	$185,212	$350,822

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

NOTE 1 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Michelex Corporation ("Michelex") contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2006 and December 31, 2005, the results of operations and cash flows for the periods ended June 30, 2006 and 2005.

The results of operations for the three months and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

Warrants issued for Consulting Services

In April 2006, the Company entered into a one year agreement for financial consulting services in exchange for the granting of warrants to purchase 25,000,000 shares of the Company’s common stock. The warrants vest based upon a set schedule over a one-year period and are exercisable at $.02 per share for a period of five years. There was a charge of $114,000 taken for this transaction as of June 30, 2006.

Warrants Granted to Officers

In April 2006, the Company granted to officers of the Company, options to purchase an aggregate of 50,000,000 shares of the Company’s common stock at an exercise price of $.02 per share. The options may be exercised after April 15, 2006 and expire after April 15, 2011. The Company valued the warrants at $494,119 using the Black-Scholes option pricing method. The value was expensed as incurred as there was no vesting period. In August 2006, options to purchase 8,900,000 options were exercised in exchange for $178,000. There was a charge of $494,119 taken for this transaction as of June 30, 2006.

Financing

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

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

June 30, 2006

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

June 30, 2006

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

June 30, 2006

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

June 30, 2006

NOTE 10 - SUBSEQUENT EVENTS

Subsequent Financing

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

MICHELEX DIVISION

Michelex Division imports, manufactures and sells plastic injection molded media packaging products. Our products also consist of paper, vinyl, tyvek and board mailer-based media packaging for use with CD and DVD media. This is the larger of our two (2) divisions in terms of revenues, personnel, and infrastructure. For the 12 months ended December 31, 2004 this division accounted for approximately 70% of total company sales. For the 12 months ended December 31, 2005 this division accounted for approximately 85% of total company sales. Revenues for this division for the six months ended June 30, 2006 accounted for 55% of total sales.

MICHELE AUDIO.

Michele Audio involved primarily in the duplication and packaging of music and spoken word communication products. For the 12 months ended December 31, 2004 this division accounted for approximately 30% of total company sales. For the 12 months ended December 31, 2005 this division accounted for approximately 15% of total company sales. Revenues for this division for the six months ended June 30, 2006 accounted for 45% of total sales.

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

Significant Income or Loss .

In 2005, there was no significant income or loss arising from our continuing operations. In 2006, we incurred charges related to options offered in exchange for outstanding loans due. These are one time charges.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2006, the President and the Treasurer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in internal controls

Based on their evaluation as of June 30, 2006, the President and the Treasurer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

MICHELEX, INC.

Date: 11/22/2006	/s/ Thomas Gramuglia
Thomas Gramuglia President and Director

Date: 11/22/2006	/s/ Sharon Bishop
Sharon Bishop Secretary and Director