Form 10QSB
period 2006-09-30
MICHELEX CORP
filed 2006-11-24
CIK 1084263

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

November 20, 2006

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

MICHELEX CORPORATION

Index to Financial Statements

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-11

The unaudited condensed consolidated financial statements presented herein have been prepared inaccordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Form 10-KSB for the year ended December 31, 2005, These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. Certain amounts from the prior period have been reclassified to be consistent with the current period presentation.

NONE REVIEW BY AUDITORS

Seligson & Giannattasio, LLP auditor for the Company, (the “Auditor”) did not review the 10Q for the Quarter ended September 30, 2006

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

MICHELEX CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash	$41,633	$16,217
Accounts receivable, net	744,005	650,471
Accounts receivable related party	17,502	14,582
Inventory, net	709,452	726,724
Restricted cash	6,373	20,598
Prepaid expenses and income taxes	340,765	301,245

Total current assets	1,859,730	1,729,837

Fixed assets net of accumulated depreciation
and amortization of $19,731,022 and $19,799,098, respectively	2,335,484	5,380,114

Other assets:
Land and building held for investment	119,500	119,500
Loans receivable related party	264,894	215,245
Other assets	66,213	83,707

Total assets	$4,645,821	$7,528,403

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Note payable to bank	$645,607	$153,709
Current portion of long-term debt	565,258	1,666,310
Current portion of capital leases	261,818	89,176
Convertible debenture	1,124,985	1,258,246
Accounts payable	1,798,226	2,646,359
Accrued expenses	1,230,233	1,009,544
Payroll taxes payable	92,118	236,031

Total current liabilities	5,718,245	7,059,375

Other liabilities:
Long-term debt less current maturities	2,052,500	4,058,125
Note payable officers	574,460	123,395
Capital leases less current maturities	996,444	145,314

Total liabilities	9,341,649	11,386,206

Commitments and contingencies

Shareholders' equity
Common stock - no par value, 1,000,000,000 shares authorized,
87,971,037 and 70,447,309 shares issued and outstanding, respectively	87,971	70,447
Additional paid-in-capital	3,806,790	2,316,953
Retained earnings	(8,590,589)	(6,245,206)

Total shareholders' equity	(4,695,828)	(3,857,806)

Total liabilities and shareholders' equity	$4,645,821	$7,528,403

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended and Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales-unrelated
parties	673,641	828,303	1,286,244	5,088,227
Net sales-related parties	3,019	1,414	41,593	35,197
Net sales	676,660	829,717	1,327,837	5,123,424
Cost of goods sold	442,710	739,882	671,365	4,034,627

Gross profit	233,950	89,835	656,472	1,088,797

Operating expenses:
Selling and shipping	32,292	(81,202)	82,715	125,417
General and administrative	477,793	693,587	1,958,519	2,543,351
Depreciation	141,670	209,637	456,933	682,594

Total operating expenses	651,755	822,022	2,498,167	3,351,362

(Loss) income before other
income (expense) and income taxes	(417,805)	(732,187)	(1,841,695)	(2,262,565)

Other income (expense):
Other income	1,290	252,239	10,847	87,597
Interest expense	(298,512)	(160,182)	(755,726)	(631,988)
Net income from rental properties	44,391	187,200	112,407	134,738
Loss on sale of Assets	(23,510)	199,239	(57,259)	149,764
Gain on Debt Restructuring	186,043	--	186,043	--

Other income (expenses)	(90,298)	478,496	(503,688)	(259,889)

Loss before income taxes	(508,103)	(253,691)	(2,345,383)	(2,522,454)

Income tax (benefit)	--	(332,501)	--	(332,401)

Net (loss) income before discontinued operations	(508,103)	78,810)	(2,345,383)	(2,190,053)

Net loss from discontinued operations	--	(12,324)	--	(195,396)

Net (loss) income	(508,103)	66,486)	(2,345,383)	(2,385,449)

Weighted shares outstanding:
Basic	83,617,233	70,447,309	73,906,419	67,757,295
Diluted	83,617,233	70,447,309	73,906,419	67,757,295

Basic and diluted (loss) per share:
Loss per share $ (.01),$.001,$(.03),$(.04)
_______________________________________

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,345,383)	$(2,385,451)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	456,933	682,594
Stock issued for services rendered	171,000	--
Gain (Loss) on sale of assets	57,258	149,764
Warrants issued for services	494,119	--
Beneficial Conversion Feature	194,739	126,937
Financial Advisory Fees	142,308	--
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	93,978	1,980,685
Notes Receivable	(49,649)	196,220
Inventory	17,272	771,735
Restricted Cash	(14,225)
Prepaid expenses and taxes	182,021	64,655
Other assets	17,495	(35,317)
Note Payable	(186,043)	--
Accounts payable	(521,045)	(158,451)
Accrued expenses and taxes	170,688	(103,756)
Change in assets and liabilities
Held for sale	--	(1,086,677)

NET CASH FLOWS FROM OPERATING ACTIVITIES	(1,118,534)	202,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(120,000)	(274,371)
Proceeds from sale of equipment	2,405,853	1,446,687

NET CASH FLOWS FROM INVESTING ACTIVITIES	2,285,853	1,172,316
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(4,564,866)	(607,525)
Net borrowings from demand notes payable	491,898	(2,287,610)
Proceeds from issuance of convertible debentures	--	1,000,000
Proceeds from long-term debt	2,480,000	259,490
Borrowings from related parties	451,065	253,534

NET CASH FLOWS BY FINANCING ACTIVITIES	(1,141,903)	(1,382,111)

NET INCREASE (DECREASE) IN CASH	25,416	(6,857)

CASH AT BEGINNING OF PERIOD	16,217	20,976

CASH AT END OF PERIOD	$41,633	14,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$--	$1,025
Interest paid	$163,144	$179,899

See notes to consolidated financial statements

MICHELEX CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying financial statements of Michelex Corporation ("Michelex") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2006 and December 31, 2005, the results of operations and cash flows for the periods ended September 30, 2006 and 2005.

The results of operations for the three months and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

MICHELEX CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Issuance of Shares for Legal Services

In July 2006, the Company agreed to issue 250,000 shares of the Company’s common stock to its attorneys for legal services. On the date of issuance, the Company reflecteds expenses for legal fees, approximately $5,000 (the market value of the shares on the date of the issuance).

Also in July 2006, the Company agreed to issue 1,000,000 restricted shares of the Company’s common stock to another attorney in connection with services provided in the Arbitration with Mr. Arnold and Investor Relations Services. On the date of issuance, the Company reflecteds expenses for legal fees, approximately $2,000 (the market value of the shares on the date of the issuance)

Issuance of shares to vendors

In August 2006, the Company issued 2,500,000 shares to one of its vendors in partial payment of approximately $188,000 of the balance due.

MICHELEX CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

September 30, 2006

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

September 30, 2006

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

September 30, 2006

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

NOTE 10 - SUBSEQUENT EVENTS

In November, 2006, the Company entered into a letter of intent to acquire Ag Pro, Ltd Ag Pro Ltd. operates a press process soy oilseed crushing plant and a physical method vegetable oil refinery.

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

MICHELEX DIVISION

Michelex Division imports, manufactures and sells plastic injection molded media packaging products. Our products also consist of paper, vinyl, tyvek and board mailer-based media packaging for use with CD and DVD media. This is the larger of our two (2) divisions in terms of revenues, personnel, and infrastructure. For the 12 months ended December 31, 2004 this division accounted for approximately 70% of total company sales. For the 12 months ended December 31, 2005 this division accounted for approximately 85% of total company sales. Revenues for this division for the nine months ended September 30, 2006 accounted for 73% of total sales.

MICHELE AUDIO.

Michele Audio involved primarily in the duplication and packaging of music and spoken word communication products. For the 12 months ended December 31, 2004 this division accounted for approximately 30% of total company sales. For the 12 months ended December 31, 2005 this division accounted for approximately 15% of total company sales. Revenues for this division for the nine months ended September 30, 2006 accounted for 27% of total sales.

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

Also in July 2006, the Company agreed to issue 1,000,000 shares of the Company’s common stock to another attorney in connection with services provided in the Arbitration with Mr. Arnold and Investor Relations Services. On the date of issuance, the Company will reflect as expenses for legal fees, approximately $20,000 (the market value of the shares on the date of the issuance).

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

MICHELEX, INC.

Date: November 22, 2006	/s/Thomas Gramuglia
Thomas Gramuglia
President and Director

Date: November 22, 2006	/s/Sharon Bishop
Sharon Bishop
Security and Director